Form 10KSB/A
period 2000-05-30
PROGOLFTOURNAMENTS COM
filed 2000-06-15
CIK 1099963

REGISTRATION NO. ____-______
SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

                        Amendment Number 2
                                  To
                               Form S-1
                        REGISTRATION STATEMENT
                                 Under
                      THE SECURITIES ACT OF 1933

                        PROGOLFTOURNAMENTS.COM
         (Exact name of registrant as specified in its charter

Nevada                            0273                   98-0215222
(State or other jurisdiction  (Primary Standard
of incorporation or            Industrial             (IRS Employer
organization)                Classification Code      Identification
                                  Number)                   No.)


3266 Yonge Street, Suite 1208, Toronto, Ontario M4N 3P6, CANADA (416) 962-4508 (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Agent for Service:                           With a Copy to:
Michael Levine, Vice-President               James Vandeberg
Progolftournaments.com                Ogden, Murphy Wallace, P.L.L.C.
63 St. Clair Avenue West, Suite 1704       2100 Westlake Center Tower
Toronto, Ontario M4V 2Y9 CANADA            1601 Fifth Avenue
(416) 962-4508                           Seattle, Washington 98101
                                                (206) 447-7000



(Name, address, including zip code, and telephone number, including area code, of agent for service)

Approximate date of commencement of proposed sale to the public:

As soon as practicable after the effective date of this Registration
Statement.

If any of the securities being registered on this form are to be offered on a delayed or continuous basis pursuant to Rule 415 under the Securities Act, check the following box. [x]

If this Form is filed to register additional securities for an offering pursuant to Rule 462(b) under the Securities Act, check the following box and list the Securities Act Registration Statement number of the earlier effective
Registration Statement for the same offering. [ ]
If this Form is a post-effective amendment filed pursuant to Rule 462(c) under the Securities Act, check the following box and list the Securities Act Registration Statement number of the earlier effective Registration Statement for the same offering. [ ]

If this Form is a post-effective amendment filed pursuant to Rule 462(d) under the Securities Act, check the following box and list the Securities Act Registration Statement number of the earlier effective Registration Statement for the same offering. [ ]
If delivery of the Prospectus is expected to be made pursuant to Rule 434, check the following box. [ ]

CALCULATION OF REGISTRATION FEE

Title of each    Amount     Proposed       Proposed      Amount of
Class of         to be      Maximum        Maximum       Registration
securities to    registered offering price Aggregate     Fee
be registered               per unit       Offering
                                           price

Common stock     7485300
                 shares     0.025 per      187132.50     52.40
                            share

No exchange or over-the-counter market exists for Progolftournaments.com common stock. The most recent price paid for Progolftournaments.com common stock from one investor to another was $0.025 per share. Progolftournaments.com believes this transaction supports a bona fide estimate of $0.025 per share as the maximum offering price solely for the purpose of calculating the amount of the registration fee pursuant to Rule 457(c) under the Securities Act
of   1933.
This Prospectus is part of a Registration Statement that permits selling shareholders to sell their shares on a continuous or delayed basis in the future during the effectiveness of this Registration Statement. Selling shareholders will sell their shares at a price of $
0.025 per share.
The registrant hereby amends this Registration Statement on such date or dates as may be necessary to delay its effective date until the registrant shall file a further amendment which specifically states that this Registration Statement shall thereafter become effective in accordance with section 8(a) of the Securities Act of 1933 or until the Registration Statement shall become effective on such date as the Securities and Exchange Commission, acting pursuant to such section 8(a), may determine.
We will amend and complete the information in this Prospectus. Although we are permitted by US federal securities law to offer these securities using this Prospectus, we may not sell them or accept your offer to buy them until the documentation filed with the SEC relating to these securities has been declared effective by the SEC. This Prospectus is not an offer to sell these securities or our solicitation of your offer to buy these securities in any jurisdiction where that would not be permitted or legal.


                      SUBJECT TO COMPLETION
                        Prospectus
                     ____________, 2000 Progolftournaments.com
                3266 Yonge Street, Suite 1208 Toronto, Ontario
                         M4N 3P6, CANADA
                           (416) 962-4508



7,485,300 Shares of Common Stock to be sold by current shareholders at a price of $0.025 per share.

This is the initial public offering of common stock of Progolftournaments.com. Only current shareholders are able to sell shares if they wish and no shares are being sold by Progolftournaments.com. No public market currently exists for the shares. None of the monies received from the sale of stock in this offering will go to Progolftournaments.com. The most recent sale of the common stock of Progolftournaments.com from one investor to another occurred December 27, 1999 at a price of $0.025 per share. This Prospectus is part of a Registration Statement that permits some shareholders to sell their shares when this Prospectus is declared effective for a period of six months from that effective date. The most recent sale of Progolftournaments.com common stock occurred on December 27, 1999 at a price of $0.025 per share.
Neither the SEC nor any state securities commission has approved or disapproved of these securities or passed upon the adequacy or
accuracy of this Prospectus.   Nor have they made, nor will they make,
any determination as to whether anyone should buy these securities. Any representation to the contrary is a criminal offense.
You should rely only on the information contained in this document. Progolftournaments.com has not authorized anyone to provide you with information that is different. This document may only be used where it is legal to sell these securities. The information in this document may only be accurate on the date of this document.



                          TABLE OF CONTENTS

Summary of Offering                                  1

Risk Factors                                         1

Use of Proceeds                                      5

Determination of Offering Price                      5

Dilution                                             6

Selling Shareholders                                 6

Plan of Distribution                                 6

Description of Capital Stock                         7

Interests of Named Experts and Counsel               7

Description of Business                              7

Description of Property                              8

Legal Proceedings                                    9

Market Price of and Dividends on Capital Stock and Related Stockholder
Matters                                              9

Selected Financial Data                              9

Management's Discussion and Analysis of Financial Condition and
Results of Operations                                10

Changes in and Disagreements with Accountants        11

Directors and Executive Officers                     11

Executive Compensation                               12

Security Ownership of Certain Beneficial Owners and Management 12

Certain Relationships and Related Transactions       13
Disclosure of Commission Position on
Indemnification for Securities Act Liabilities       13
SUMMARY



Here is a brief summary of some of the main points that you will find inside of this Prospectus:

1.  Progolftournaments.com was incorporated under the laws of the
State of Nevada on September 3, 1999.  We have put together the business
plan and started up the business.    We raised some start-up money from
several stockholders and we are spending that money to get the business underway. There are no sales or other revenues. We do not have any employees and we do not own any real estate.
2. Progolftournaments.com. is to be an Internet golf game played for cash prizes. The prizes come from the fees people pay to play the game. It brings together the skills necessary to play golf, the use of a computer and the Internet and the thrill of playing
for cash prizes.   Management has set a target of November 1, 2000 to
have the game operating on the Internet. The golf game is being converted from a computer played game to an Internet-played game.
     3. Our Website is already established under www.progolftournaments.com. While no one can yet play in a tournament, the home page is there to be examined. The winners you see on this first version of the Website are only examples to show how it will look when there are actual winners. We do have our on-line store on line and working. We feature a full line of golf equipment and accessories that anyone can purchase.

4. This Prospectus does not raise any money for Progolftournaments.com. It is for the benefit of shareholders that want to register and perhaps sell their stock. When this Registration Statement is declared effective by the Securities and Exchange Commission (SEC) and while it remains effective, these shareholders will have the option of selling their shares privately or through a broker/dealer if a public market exists.

5.    There are number of items that are not complete:

1) the conversion of the golf game that will take about four months;
2) the cost involved is approximately $150,000 for this conversion; and
3) management has talked with several companies, some Internet based and some not, that we think will cooperate and cross-promote products with us. Every one of these concerns has withheld on final approval until our game conversion is complete and they can see the finished product.




RISK FACTORS



You should carefully consider the following risk factors and all other information contained in this Prospectus before you decide to invest in the common stock of Progolftournaments.com. There is a great deal of risk involved. Any of the following risks could affect our business, its financial condition, its potential profits or losses and could result in you losing your entire investment.
We believe the risks and uncertainties described below are all of the material risks of which we are aware.

Risks related to the business of Progolftournaments.com

Progolftournaments.com chances of success in generating enough revenue to be profitable must overcome several obstacles: Read them carefully.

    We have only recently developed our idea for Internet golf tournaments and our business plan was done between April, 1999 and September 3, 1999;

    We are a start-up company. We have never had any revenues or profits and we cannot say for certain that it will operate profitably in the future.
For these reasons, you cannot depend on Progolftournaments.com providing a return on investment in the future - in fact, you could lose your entire investment.
We may not be able to attract golfers and non-golfers to play our game over the Internet.
Progolftournaments.com was formed in September of 1999 for the purpose of developing a new on-line game that involves an existing computer game and adapting it to be played over the Internet. While Progolftournaments.com was formed to take advantage of the popularity of both the Internet and the game of golf, we can not be sure that golfers will like our Internet game.
We will attempt to attract golfers by advertising and doing cross promotion, perhaps with the theme of "rain or shine, summer or winter you can still get in your rounds of golf". We will be dependent to a large degree on golfers for revenues as they pay for the privilege of playing. This is how we generate revenues by charging a fee to play this Internet golf game.
Our game involves the same decisions by the player that are made on a real golf course such as "what club to use" and "how far it is to the green". It will be easier for someone who has played golf to adapt to our Internet game. Non-golfers who enter our tournaments will have the same decisions to make as golfers do. As a result many non-golfers may feel that this puts them at a disadvantage and may not participate. For this reason we do not know that our Internet golf game will appeal to the non-golfing Internet user.

We will be dependent on players, mostly golfers, who:

         understand the game
         understand how to play
                        know what clubs to use
         know how far to hit the ball
         are golfers and non-golfers that desire to play like a "professional" are easy to convince to pay-to-play.

People may find that the rules of Progolftournaments.com tournaments may stop them from playing.
The Progolftournaments.com business plan is to market participation in golf tournaments played on the Internet. What is unique about our game is that players will play the same tournament on their computer on the same golf course(s) as the professional golfers are playing on the same weekend. Each computer golfer will play four rounds, the same as the professional tour, one round on Thursday, one on Friday, one on Saturday and the final round will be played on Sunday. You cannot miss one day's play and you can not play more than one round per entry per day.
The Internet tournament differs slightly from the professional event because a player can enter more than once provided each entry is purchased separately on or before Thursday of that week's event.
There will be no cut or elimination of some players with the highest scores. Some Internet players will not be available to play a round or rounds on each of the four days of the professional tournament. This could result in less play, less revenue, little or no profits or even losses.
Progolftournaments.com cooperation with major golf organizations may not attract players.
Progolftournaments.com plans to offer weekly tournaments from the four major professional tours; the PGA, the LPGA, Senior PGA and the European PGA. Some of these events will have very limited appeal to some computer players. As an example, players in Europe may have little or no interest in one or more of the North American based tournaments and North American computer players may have limited interest in European events. If and when our tournaments commence these facts could result in less play and revenues in both Europe and in North America.
The golf industry conducts special international events during the year, such as the Ryder Cup, the premier golf challenge between a team from North America and a team from Europe. These special events usually attract a great deal of interest and interfere with the play in the regularly scheduled tournaments. If we should decide to offer special events like the Ryder Cup, we may find that the interest is split so many ways between the special event and the regularly scheduled tour events, as to make every tournament and its prizes much smaller.


Progolftournaments.com will be dependent on agreements with golf tours and individual golf courses.

Agreements with the individual golf courses are necessary and agreements with the tours are also necessary if we desire to call our tournament by the same name as that of the actual professional tournaments. Initial discussions have commenced with several of the organizations and golf courses concerned. In every case further discussions and decisions were deferred until our Website is fully operational.

Being unable to reach agreement with any of the golf organizations and golf courses will result in Progolftournaments.com having to change some of its business plan.
This change would be to convert the computer golf game to an Internet golf game but not to market the game that follows the professional golf tour events. We would market the game as a golf game played over the Internet where a participant pays to play and to possibly win a prize. This lack of agreements could result in less people interested in our game, resulting in less revenues, less profits or even losses.

If we do not get cross-promotion agreements to help promote our Internet golf game, our expenses could soar.

We have made contact with several golf-related concerns, including magazines, cable channels and equipment manufacturers. All have reserved their decision as to whether they will cooperate in mutual promotions until our Internet game is up and fully operational. Although we are not totally dependent on these arrangements, if these agreements were not in place we would be forced to heavily increase our advertising. We would be forced to buy advertisements in golf magazines, golf cable TV and other Websites. The costs for all of these vary according to frequency of advertising but in all cases would be very expensive. This would increase our expenses, lower or eliminate profits, if any, and could negatively affect the price of our stock.

Progolftournaments.com may enter into revenue sharing arrangements to help promote our Internet golf game that may result in eliminating profit margins.

There can be no guarantee that Progolftournaments.com ever will be profitable. If we do become profitable, however, one or more of the organizations that have indicated that they would be interested in cross-promotion such as TV networks, Golf channels and golfing publications, may ask for, and Progolftournaments.com may be forced to give, a share of our revenues. Should this happen, we may be forced to give up a large share or all of our revenues, thereby making the whole concept non-profitable. You should keep in mind that we are not in business at this time. This risk factor outlines potential problems that may come up if, and when, we get into business.

As an example, Progolftournaments.com has entered into a software licensing and revenue sharing agreement with Psygnosis, Ltd., a wholly owned subsidiary of Sony Europe, effective April 26, 2000. Psygnosis,
Ltd. is the developer of the home computer golf game, Pro 18 World
Golf Tour, that is being adapted for use on the Worldwide Web. Psygnosis, Ltd. will receive $1.25 of every $10.00 entry fee. When you consider subtracting the portion allocated to prizes any more revenue sharing could be fatal. You should carefully consider this when making a decision as to whether or not you should invest in Progolftournaments.com.

Technical problems in operating and maintaining our golf website could cost us revenue and customers.

Our players pay for participating in the weekly tournaments and also for practice rounds before each tournament. If Progolftournaments.com has a technical breakdown during a tournament, all of the revenues from that tournament could be lost. These breakdowns include any malfunction of the Internet, the game software, the score recording, credit card processing and the breakdown of our server. Should any of these breakdowns occur, we could be forced to refund all entry fees and stand a good possibility of losing credibility with the players. Progolftournaments.com may make decisions with which shareholders might not agree should management decide to invest capital in other companies, acquire another company or combine efforts with another company.
Progolftournaments.com is currently collecting interest on part of its cash reserves. Other than this we have made no investments in other companies nor do we intend to do so. We have not talked with any other organizations about combining our efforts. We cannot guarantee that these types of talks may not take place some time in the future. If we acquire an asset or enter into a business combination, this would likely include exchanging a large amount of Progolftournaments.com common stock, which could dilute the ownership interest of present stockholders.
The Bylaws of Progolftournaments.com give the Board of Directors the right to enter into any contract for the Company without ratification by the shareholders. Therefore, management could decide to make an investment (buy shares, loan money, etc.) without shareholder approval.
If management decides to merge with or acquire another company, Nevada Revised Statutes Section 92A.120 provides that a vote of the shareholders be held to approve or disapprove the transaction. However, according to Nevada Revised Statutes Section 92A.130, under the following conditions a vote would not be necessary:
a) The Articles of Incorporation of Progolftournaments.com remain the same;

b) No shareholder of Progolftournaments.com would have fewer shares after the merge or acquisition than they had before;
     and

c) The shares exchanged do not amount to over 20% of the total issued and outstanding shares after the merge or acquisition.

Even if shareholders are consulted, the management group has enough votes to insure that any action they might take would be endorsed by a majority of the voting shares.

Depending on the nature of the transaction, Progolftournaments.com stockholders may not have an opportunity to vote on whether to approve it. As a result, management could enter into a transaction in which an investor would not want to be involved as an individual. In such a case, you could lose your entire investment on a business decision that you did not have an opportunity to check out, evaluate and agree to.

Competitors could develop their own Internet - based golf games.

While Progolftournaments.com has no knowledge specifically, it is possible that a competitor may already have a product that could compete for the Internet golf dollar. It is possible that a competitor may do things better than Progolftournaments.com. We are aware that there are many organizations that have the knowledge, technical support and financial strength to duplicate what we are doing and do it better, without intruding on any copyrighted or proprietary material.

Progolftournaments.com may not have any exclusive intellectual property.

The intellectual property of Progolftournaments.com is a combination of already established technologies. A home computer golf game is being modified for use on the Internet. Credit card processing will be done by an established concern specializing in that function; basic business software will record plays and scores. We are not sure that we have any intellectual property to protect!

We believe that we have an unique combination of technologies. Whether the combination can be defended is doubtful. If a clear violation happens Progolftournaments.com may not have the money to defend its intellectual property in one or more countries. If we defend our property it could result in a drain on revenues and cash reserves, if any. This drain could cripple Progoftournaments.com and cause it to lose money. Consider this carefully before you decide to invest.

Possible government regulation covering Internet games could have a negative affect on future business.

The Worldwide Web has no international boundaries at the moment. There is always a possibility that government regulations could affect the business of Progolftournaments.com. In a world where governments are forever seeking new sources of revenue, there is always the possibility that regulations and/or taxes or fees could be imposed for use of the Internet. We are not aware of any government or governments that are considering imposing regulations, taxes or fees. You should not take this as an indication that any government may not decide to do so. To specify what countries may or may not do so is impossible because our tournaments are available to anyone who has access to the Internet.

New regulations or licensing could damage our business, affect the possibility of profit and perhaps the viability of the business plan, and cause the price of our common stock to decline. New taxes, reporting requirements or license fees on Progolftournaments.com or taxes and/or fees imposed on players could result in reduced play and revenues. Regulations outside of the United States would not have a direct affect on our business. Any regulation put on players in other countries would have an indirect affect that could result in reduced play and revenues.

Heavy dependence on individuals who will not devote full time and attention to the affairs of Progolftournaments.com could result in delays or business failure.

Progolftournaments.com will be heavily dependent upon the directors' skills, talents and abilities to implement its business plan. It may, from time to time, find that this inability to devote full time and attention to its affairs could result in delay(s) in establishment of its business or even in failure of the business. At the present time we have no full-time employees. The officers and directors earn their livelihood elsewhere. It is the feeling of the Board of Directors that paying one or more of the directors as a full-time employee at this stage in the development could put an unreasonable amount of strain on our cash reserves. Because you will be dependent on the performance and business judgement of management, should you decide to invest, you should carefully and critically consider these three individuals' backgrounds. See "Directors and Executive Officers".
We have no employment contracts or agreements with Directors and Officers.
Progolftournaments.com depends on Howard Klein, Michael Levine and Sandy Winick to continue to work to develop our game. At this time we do not have an employment agreement with Mr. Klein, Mr. Levine or Mr. Winick. We cannot be sure that they will continue to manage our affairs in the future. If we should lose the services of one or all of the officers and directors, or if one or more should decide to join a competitor or otherwise compete with Progolftournaments.com, this could have a negative affect on the business and could cause the price of your stock to decline. Mr.

Klein, Mr. Levine and Mr. Winick would be difficult to replace.


Financial Risks

Progolftournaments.com has no operating history and financial results are uncertain
An investor in Progolftournaments.com common stock must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets.


Progolftournaments.com's ability to achieve and then sustain favorable operating results will depend on costs related to:


       Identifying and acquiring several cooperating golf-related organizations;

       Testing the Progolftournaments.com concept;
       Identifying and marketing to prospective players;
       Evaluation and expense of entering into a new business opportunity;

       The expense of delays in introducing or making any necessary adjustments and improvements to the Progolftournaments.com concept; and general economic conditions, as well as those specific to the related industries.

As a result of our limited operating history it is difficult to accurately forecast potential revenue. There is no historical financial data upon which to base planned operating expenses.
Progolftournaments.com expects to significantly increase its operating expenses to test, market and create a solid base of participating players. ( See " Liquidity and Capital Resources")

Progolftournaments.com has not achieved profitability and expects to incur net losses for the foreseeable future and may never become profitable. This limited operating history makes it difficult to forecast its future operating results. Progolftournaments.com expects to continue to incur marketing, sales, product development and general and administrative expenses. As a result it will need to generate revenues and/or raise additional funds to achieve profitability.

If Progolftournaments.com does not become profitable, it may be unable to maintain its presence on the Worldwide Web and its Website, which would adversely affect its financial condition and prospects. If Progolftournaments.com does achieve profitability it cannot be certain that it will sustain or increase profits.

Because of its limited financial resources, Progolftournaments.com will be unable to diversify its activities to provide additional sources of revenue to offset losses should its business plan prove to be impractical.

It is possible that a severe economic downturn could result in diminishing activity. Golf equipment and clothing manufacturers who could possibly cross promote could shrink their advertising budgets and eliminate any cross promotion.

We depend on additional financing to properly implement our Internet golf game and to provide working capital.

Progolftournaments.com has only $6,952 in cash and these funds are inadequate to fully implement its business plan and to commence play. Progolftournaments.com will require additional working capital to fund its business development. We realize that an ongoing advertising and promotion budget will be necessary in addition to any cross promotion arranged with cooperating concerns.

Commencement of tournament play on the Worldwide Web will undoubtedly require some hiring of staff and leasing of premises. Telephones, Internet access charges, Website maintenance and other office costs will add to the need for additional capital. Management estimates that it will require between $600,000 and one million dollars of additional capital.

Additional financing may not be available, or if available, may be on terms that will seriously dilute ownership interests of investors.

If Progolftournaments.com raises additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of its common stock. If common stock is issued in return for additional funds, the price per share could be lower than that paid by present stockholders. The result of this would be a lessening of each present stockholder's relative percentage interest in Progolftournaments.com. This condition is often referred to as "dilution".

The ultimate success of Progolftournaments.com will depend on its ability to raise additional capital. No commitments to provide additional funds have been made by management or other shareholders. Progolftournaments.com has not investigated the availability, source or terms that might come with additional financing. When additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on acceptable terms. If not available, the operations of Progolftournaments.com would have to be terminated and we would be forced to close the business, resulting in a complete loss of your investment.

Potential business combinations could dilute stockholder value and adversely affect operating results
Progolftournaments.com may consider a future financing or business combination that, because of the size of the related stock issuance, could result in a majority of the voting power being transferred to the new investor(s). The result would be that the new shareholder(s) would control Progolftournaments.com and persons unknown could replace current management. It is uncertain whether any such replacement would continue to implement Progolftournaments.com current business plan.

Large stockholders of Progolftournaments.com could sell their shares resulting in a change of control and/or direction.

Progolftournaments.com significant shareholders, namely the President, Howard Klein, the Treasurer, Sandy Winick, Mary McGowan and other large shareholders could sell their shares to an outside party, resulting in a change in control of the Company and a change in business direction. If this occurs, the remaining holders of shares of Progolftournaments.com stock could be affected adversely as a new control group could reverse-split the stock, effectively eliminating the small shareholders.

The following is a list of large shareholders and the percentage of the issued and outstanding shares that they own.

Name                     Number of Shares          Percentage Owned

Howard Klein             901,000                   09.14

Sandy Winick             1,475,000                 14.96

Mary McGowan             2,700,000                 27.38

Deep Water Investments
Limited                  475,000                   04.82

H. Davidson
Construction Inc         475,000                   04.82

Magnum Holdings, Ltd.    476,000                   04.82

Carolyn McGowan          400,300                   04.06

Jennifer McGowan         400,368                   04.06

Lynn Stewart             1,000,000                 10.14

Ron Perlman              475,000                   04.82

Charles Sciberras        476,000                   04.82
Major shareholders
as a group               9,253,668                 93.84%

Exchange of stock for golf-related or other services could result in further stockholder dilution.

Irrespective of whether Progolftournaments.com cash assets prove to be inadequate to meet its operational needs, Progolftournaments.com might seek to compensate providers of services by stock instead of cash. Often, shares issued instead of cash are issued at a deep discount, which again would dilute ownership interests of present shareholders. Management has no plans to issue additional shares under these conditions other than the transactions below.

Sandy Winick, Treasurer and Director of Progolftournaments.com, developer of the original concept assigned all rights and title to Progolftournaments.com for a deemed price of $1,000.00 and received instead of cash, one million shares of common stock at a deemed price of one mill ($0.001) per share, or $1,000.00.

We have given Psygnosis, Ltd., the developer of the computer golf game a three-year option beginning April 26, 2000 to acquire 3,287,100 shares of common stock equal to 25% of the company, if exercised.

Acquisition of new golf-related or other business combination could result in integration difficulties and disruption of business.

Progolftournaments.com may make investments in or acquire complementary products, technologies and businesses, or businesses completely unrelated to the current business plan. These acquisitions and investments could disrupt its ongoing business, distract management and employees and increase expenses.

If Progolftournaments.com acquires a company, it could face difficulties in assimilating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for Progolftournaments.com.

Acquisitions also involve the need for integration into existing administration, services, marketing, and support efforts. If the acquisition is financed by issuing equity securities, interests of existing stockholders could be diluted. Any amortization of goodwill or other assets or other charges resulting from the costs of these acquisitions could adversely affect Progolftournaments.com operating results.

Progolftournaments.com cannot predict the extent to which its liquidity and very limited capital resources will be lessened prior to entering into a business combination. We cannot know whether its capital will be further depleted by the operating losses, if any, of the business entity which it may eventually acquire.
Progolftournaments.com does not have the capital or management resources to make any such acquisition or business combination.

Prospective investors should seriously assess the possibility that such a transaction(s) could take place before Progolftournaments.com is equipped to handle it. Progolftournaments.com lacks a proper management team to be able to handle growth through normal business expansion or through acquisitions. We would need more capital and employees in all areas of the business. Meeting all of these requirements to handle growth will be extremely difficult.

Any acquisition by Progolftournaments.com requires added administration expense.

Progolftournaments.com has only "as-needed" administration and marketing supplied without charge by its officers and directors. It anticipates building a management and marketing team when circumstances permit. As a result, any acquisition or business combination negotiated could have very serious negative effects on the ability of Progolftournaments.com to add personnel and to develop its business plan. This could result in a drop in the value of its shares.

Risks Related to the Securities Market

There is no liquidity for the common stock of Progolftournaments.com. There is presently no demand for the common stock of our company. There is presently no public market in the shares. Should you invest in the shares the only way to sell your shares at this time is to find a private buyer. While we intend to apply for a quotation on the NASD Bulletin Board quotation service, we cannot guarantee that our application will be approved and our stock listed and quoted for sale.

Progolftournaments.com common stock has no prior market, and prices may decline after the effectiveness of this Prospectus and sale of shares by selling stockholders.

There is no public market for Progolftournaments.com common stock and no assurance can be given that a market will develop or that any shareholder will be able to liquidate their investment without considerable delay, if at all.
The trading market price of Progolftournaments.com common stock may decline below the price at which it was sold by selling stockholder(s). If a market should develop, the price may be highly volatile. In addition, an active public market for Progolftournaments.com common stock may not develop or be sustained. If selling stockholders sell all or substantial amounts of their common stock in the public market (see "Selling Stockholders"), the market price of our common stock could fall.
In addition, all 6,076,000 shares held by officers, directors and affiliates, will be eligible for sale. They will be able to offer a percentage of their shares each three month period beginning September, 2000, under Rule 144 of the Securities Act.
Owing to the low price of our securities many brokerage firms may not be willing to deal in the securities. Even if a purchaser finds a broker willing to make a transaction in Progolftournaments.com common stock, the combination of brokerage commissions, state transfer taxes, if any, and other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of such securities as collateral for loans. Thus, a purchaser may be unable to sell or otherwise realize the value invested in Progolftournaments.com stock. SEC rules on penny stocks could affect your ability to re-sell Progolftournaments.com stock.
The securities of Progolftournaments.com, when available for trading, will be subject to the Securities and Exchange Commission rule that imposes special sales practice requirements upon broker/dealers that sell such securities to other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means:
    Institutions with assets exceeding $5,000,000

    Individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 or that, combined with a spouses income, exceeds $300,000.

For transactions covered by the rule, the broker/dealer must make a special suitability determination for the purchaser and receive the purchasers written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of purchasers of the Company's securities to buy or sell in any market that may develop. Investors may face significant restrictions on the resale of Progolftournaments.com stock due to state and Federal laws and regulations Progolftournaments.com securities have not been registered for resale under the blue sky laws of any state and the holders of such shares and those persons desiring to purchase them in any trading market that may develop in the future should be aware that there may be significant state blue sky law restrictions on the ability of investors to sell and on purchasers to buy the securities of Progolftournaments.com. Accordingly, investors should consider the secondary market for Progolftournaments.com securities to be a limited one. Investors may be unable to resell their stock without the significant expense of state registration or qualification.
Summary of risks relating to penny stocks

    Progolftournaments.com  stock is a penny stock.
    Some states will not allow you to sell to their citizens.
    Some broker/dealers will not handle transactions in penny stocks.


    SEC rules make selling your stock a cumbersome procedure.


    Penny stock markets can be very volatile with large swings up or down.


USE OF PROCEEDS
This Prospectus is part of a Registration Statement that permits selling shareholders to sell their shares on a continuous or delayed basis in the future. Because this Prospectus is solely for the purpose of selling shareholders, Progolftournaments.com will not receive any proceeds from the sale of stock being offered. Directors, Mary McGowan and Lynn Stewart (affiliates due to the size of their holdings) will be restricted to selling one percent of the total issued and outstanding common stock each calendar quarter or 98,613 shares per quarter. All other stockholders will be able to sell any or all of their shares at any time they can locate a buyer.

DETERMINATION OF OFFERING PRICE

This offering is solely for the purpose of allowing Progolftournaments.com shareholders to sell their stock. The selling shareholders may sell their shares when the Registration Statement becomes effective or they may elect to sell some or all of their shares at a later date as long as this Registration Statement is effective at a price of $ 0.025 per share

DILUTION

This offering is for sales of stock by existing Progolftournaments.com shareholders on a continuous or delayed basis in the future. Sales of common stock by shareholders will not result in any substantial change to the net tangible book value per share before and after the distribution of shares by the selling shareholders. There will be no change in net tangible book value per share attributable to cash payments made by purchasers of the shares being offered. The current net tangible book value of the common stock is: $ 0.0053 per share. Prospective investors should be aware, however, that the price of Progolftournaments.com shares might not bear any rational relationship to net tangible book value per share. The price received by selling stockholders and paid by purchasing investors will be determined by supply and demand. If the demand for the common stock of Progolftournaments.com exceeds the available supply, the price will tend to go up. Conversely, if the supply exceeds the demand, the price will tend to go down. In both of the above cases the change in price may have no relation to the book value of the company or its profits or losses.

SELLING SHAREHOLDERS


The following are the shareholders for whose accounts the shares are being offered; the amount of securities owned by each shareholder before this offering; the amount to be offered for the account of each shareholder and the amount and percentage of the company owned by each shareholder following completion of the offering:



Name                     Position with  Number    No. of  No. of Percent
Company                                 of Shares Shares  Shares Owned
Owned                                   Offered   After   After
                                        Offering  Offering
                                        (1)

731149 Ontario Limited   None           1,000     1,000    -0-   -0-
Bernie Anderson          None           2,680     2,680    -0-   -0-
Robert Baron             None           268       268      -0-   -0-
Baroness Investments
Limited                  None           1,000     1,000    -0-   -0-
Building Supplies
International            None           200       200      -0-   -0-
C.A.P.S Consulting       None           200       200      -0-   -0-
William Davies           None           200       200      -0-   -0-
Deep Water
Investment Inc.          None           475000   475000   -0-   -0-
Geoffrey Earle           None           200      200      -0-   -0-
Jan Francis              None           500      500      -0-   -0-
Mark Francis             None           500      500      -0-   -0-
Jeffrey Goldberg         None           500      500      -0-   -0-
Maggee Goldberg          None           500      500      -0-   -0-
Debbie Green             None           475200   475200   -0-   -0-
Robert Hashimoto         None           200      200      -0-   -0-
David Hume               None           600      600      -0-   -0-
H. Davidson
Construction Inc.        None           475000   475000   -0-   -0-
Marcia Klein             None           200      200      -0-   -0-
Myer Klein               None           200      200      -0-   -0-
Raymond Teaitch          None           400      400      -0-   -0-
Tilley Levine            None           2,000    2,000    -0-   -0-
Joy Lipson               None           600      600      -0-   -0-
Marcia Lipson            None           600      600      -0-   -0-
Magnum Holdings, Ltd.    None           476000   476000   -0-   -0-
Miriam Manzo             None           200      200      -0-   -0-
Jack Martino             None           200      200      -0-   -0-
Sasha Mazzuca            None           200      200      -0-   -0-
Stefan Mazzuca           None           200      200      -0-   -0-
Carolyn McGowan          None           400300   400300   -0-   -0-
Jennifer McGowan         None           400368   400368   -0-   -0-
Lydia McGowan            None           500      500      -0-   -0-
Mary McGowan             None           2700000  2700000  -0-   -0-
Robert McGowan           None           300      300      -0-   -0-
Thomas McGowan           None           500      500      -0-   -0-
Elizabeth McLeod         None           9384     9384     -0-   -0-
Lynn Stewart             None           1000000  1000000  -0-   -0-
Monica Murad             None           1000     1000     -0-   -0-
Theodore Nemetz          None           500      500      -0-   -0-
Ron Pearlman             None           475000   475000   -0-   -0-
Resource Financial
Corporation              None           200      200      -0-   -0-
John Rosenthal           None           600      600      -0-   -0-
Brian Ross               None           500      500      -0-   -0-
Sheryl Ross              None           500      500      -0-   -0-
Sandringham Investments
Limited                  None           100000   100000   -0-   -0-
Charles Sciberras        None           476000   476000   -0-   -0-
Doris Sciberras          None           200      200      -0-   -0-
Jeffrey Sciberras        None           200      200      -0-   -0-
Joseph Sciberras         None           200      200      -0-   -0-
Peter Scibarras          None           200      200      -0-   -0-
Derek Tennant            None           1200     1200     -0-   -0-
Kelly Ticknor            None           600      600      -0-   -0-
Cynthia Vella-Zarb       None           200      200      -0-   -0-
Pierre Vella-Zarb        None           200      200      -0-   -0-
Rhona Vinokur            None           500      500      -0-   -0-
Avital Weber             None           400      400      -0-   -0-
Diane Winick             None           600      600      -0-   -0-
Mark Zaretsky            None           600      600      -0-   -0-

TOTALS                                  7485300  7485300  -0-   -0-


(1) This table assumes that each shareholder will sell all of the shares available for sale during the effectiveness of the Registration Statement that includes this Prospectus. Shareholders are not required to sell their shares. See "Plan of Distribution".

While the selling shareholders are all individuals and corporations that have purchased their shares for investment purposes and without a view to distribution of the Registrant's securities, they may be considered by the SEC to be underwriters.

PLAN OF DISTRIBUTION

This is not an underwritten offering. This Prospectus is part of a Registration Statement that permits selling shareholders to sell their shares on a continuous or delayed basis in the future. Selling shareholders may sell their shares to the public when this Registration Statement becomes effective, or they may elect to sell some or all of their shares at a later date. Progolftournaments.com has not committed to keep the Registration Statement effective for any set period of time after the six months mentioned above.

While the Registration Statement is effective, selling shareholders may sell their shares directly to the public, without the aid of a broker or dealer, or they may sell their shares through a broker or dealer if Progolftournaments.com stock is authorized for inclusion on the OTC bulletin board. Any commission, fee or other compensation of a broker or dealer would depend on the brokers or dealers involved in the transaction.

No public market currently exists for shares of Progolftournaments.com common stock. Progolftournaments.com intends to apply to have its shares traded on the OTC bulletin board under the symbol "PGLF".

None of the selling shareholders will act in a promotional fashion or capacity during the six month effectiveness of this Registration
Statement. They will not attempt to induce or recommend the purchase of the Registrant's stock by potential investors.


DESCRIPTION OF CAPITAL STOCK

The following description of Progolftournaments.com capital stock does not purport to be complete and is subject to and qualified in its entirety by Progolftournaments.com Articles of Incorporation and Bylaws, which are included as exhibits to the Registration Statement of which this Prospectus forms a part, and by the applicable provisions of Nevada law.

Progolftournaments.com authorized capital consists of 50,000,000 shares of common stock, par value $.001 per share and 10,000,000 shares of preferred stock, par value $.001. Immediately prior to this offering 9,861,300 shares of common stock were issued and outstanding. No preferred shares are issued and outstanding.

Each holder of record of common stock is entitled to one vote for each share held on all matters properly submitted to the shareholders for their vote. The Articles of Incorporation do not permit cumulative voting for the election of directors, and shareholders do not have any preemptive rights to purchase shares in any future issuance of Progolftournaments.com common stock.

Preferred shares may be issued in Series; the terms and conditions of which are decided by Progolftournaments.com Board of Directors. Our Bylaws allow the Board of Directors to set all the terms for preferred shares. Preferred shares may or may not be entitled to a dividend, may or may not have voting power and have preference (after debt) on any of the assets of Progolftournaments.com in the event of windup or dissolution.

The above conditions for issuance of preferred shares are compatible with Sections 78.195 and 78.196 of Nevada Revised Statutes.

Because the holders of shares of Progolftournaments.com common stock do not have cumulative voting rights, the holders of more than 50% of Progolftournaments.com outstanding common shares can elect all of the directors if they so choose. In such event, the holders of the remaining shares will not be able to elect any directors.

The holders of shares of common stock are entitled to dividends when and as declared by the Board of Directors. The Board of Directors has never declared a dividend and does not anticipate declaring a dividend in the future. In the event of liquidation, dissolution or winding up of the affairs of Progolftournaments.com, common stock owners are entitled to receive, ratably, the net assets of Progolftournaments.com available to shareholders after payment of all creditors.

All of the issued and outstanding shares of common stock are duly authorized, validly issued, fully paid, and non-assessable. To the extent that additional shares of Progolftournaments.com common stock are issued, the relative interests of existing shareholders may be diluted.

You should not rely on forward-looking statements because nobody knows what will happen in the future.

In this Prospectus we use words such as "anticipates", "believes", "plans", "expects", "future", "intends" and similar expressions. This Prospectus also contains forward-looking statements attributed to other people and their estimates regarding the potential of our product and markets for it. Do not rely or depend on these statements which may be accurate on the date of this document and totally different later. Actual results could be very different for many reasons, including the risks listed in "Risk Factors" and elsewhere in this Prospectus.


DESCRIPTION OF BUSINESS

General

Progolftournaments.com was incorporated under the laws of the State of Nevada on September 3, 1999, and is in its early developmental and promotional stages. Progolftournaments.com is not operational and its only activities have been organizational, directed at acquiring its principal asset, raising its initial capital and developing its business plan. Progolftournaments.com has not started commercial operations. Progolftournaments.com has no full time employees and owns no real estate.

The principal asset of Progolftournaments.com, referred to above is the Internet golf game itself. It was conceived and refined by Sandy Winick, a Director and the Treasurer of Progolftournaments.com. It was obtained in exchange for 1,000,000 shares of common stock. An important part of the principle asset and the projected business is the name "Progolftournaments.com".

Progolftournaments.com has purchased its name for use on the Internet and has established its Website and online store. No tournaments can be played until the computer game is successfully converted for Internet use. The Progolftournaments.com home page is up on the Internet under www.progolftournaments.com and is in the process of being refined.

Progolftournaments.com was formed to take advantage of the popularity
of both the Internet and the game of golf.   The concept combines the
skills necessary to play golf, the use of a computer and the thrill of playing for substantial cash prizes. The growth of the Worldwide Web and the game of golf all over the world is wrapped up in one package in the Progolftournaments.com online game.


The Game and how it is played.

A portion of the golfing public watches with interest the results of the four major golf tours in the world and note the results of the weekend tournaments. Every radio and TV station in the US and Canada as well as daily newspapers give detailed reports on weekly tournaments. Golf tournaments are carried live on most TV networks such as CBS, NBC, ABC and FOX in the US; CBC, CTV and Global in Canada. Cable sports channels such as ESPN and FOX SPORTS also carry live tournaments. There are several magazines and cable channels devoted entirely to the game of golf. There is coverage on radio, TV, newspapers and magazines in Europe and Asia.

Progolftournaments.com has developed a concept and business plan that is designed to take advantage of this interest in the game of golf and the growth of the Internet and the Worldwide Web. The athome computer players will have the opportunity to play the same tournaments the professional golfers are playing on the same weekend and play for cash prizes. The business plan calls for onehalf of each entry fee to be set aside for prize money. The purse each weekend will be progressive; that is, the size of the award will increase proportionately with the number of players. Each entry in the on-line tournament will cost $10.00. For a person to enter a Progolftournent.com tournament, that person will log on to our Internet site, register to play and pay through the use of a credit card. Once they have finished this process they are then eligible to play the tournament. Anyone may enter more than once as long as the $10.00 fee is paid for each entry on or before Thursday of each week.

Each entrant will play four rounds on their computer: one on Thursday, one on Friday, one on Saturday and one final round on Sunday. These rounds will follow the same format as the professionals, one round each day. The difference in our game is that each round can be played any time during that twenty-four hour period. The computer players will have the same decisions to make as their professional counterparts: distance to the green, what club to use. There will be no elimination of players in the computer tournaments, thereby giving every participant an opportunity to get into the prize money by pulling out a come frombehind outstanding final round. On the actual professional golf tour, the field for the final two rounds is reduced
to the seventy best scores after the second round.   Those who do not
make the top seventy are cut from the ability to play the final two rounds and earn a share of the prize money. This is referred to as the "cut".
Having no cut in the on-line tournament will result in more activity in the final rounds.

At the end of play each Sunday the 100 players with the lowest scores will share in the purse. If there is a tie for low score, a playoff will be staged on Monday to decide the winner. Practice rounds will be available to the tournament entrants at a cost of $5.00 for ten rounds or $10.00 for twenty-five rounds. Each player is able to choose the make of club he or she will use and the brand of golf ball to be used.

Anyone in the world will have an opportunity to play in some of the most prestigious tournaments such as the British Open or the Masters. In fact, anybody will have the opportunity to play any tournament held on the four major tours: PGA, LPGA, Senior PGA and the European tour. There is a possibility that some jurisdictions in the world may prohibit its citizens from participating in the on-line tournaments. Others might prohibit receiving a prize or prizes, if one or more were won. If either of these situations should arise, revenues would be curtailed from those jurisdictions.

As in most Internet applications, there is no certain way of determining or confirming age of players. Progolftournaments.com will include a provision in the entry form whereby the registrant confirms that he or she is of legal age. There is no certain way that we can confirm a person's age over the Internet. We will ask the question on the registration form to limit any potential liability.

Management has made extensive inquiries and can find no prohibition for the offering of prizes on Internet games. Our game is keyed to individual skill in playing the game of golf. Both professional and amateur golf tournaments regularly give prizes to winners.

Joint promotions are planned with some cable TV networks, the major tours, golf publications and the manufacturers of golfing equipment. Preliminary conversations have taken place with many of these enterprises. In every case, commitment has been deferred until after the Internet game is in place and the whole on-line package can be assessed. Should all of those concerns decide not to cross-promote, Progolftournaments.com would be forced to pay for most or all of its promotion itself. This would result in a rapid depleting of its financial resources and a pressing need for new capital injections, which may or not be available on terms acceptable to Progolftournaments.com.
Management has investigated the cost of advertising and promotion in North America. In the event no cross-promotion is available they estimate this could cost up to $5,000,000.

Our game will be available anywhere that there is Internet service. We could have players from every continent and every country in the world. The only hindrance would be being unable to access the Internet and lack of an acceptable credit card.

Progolftournaments.com has developed its own website using a web design firm that specializes in designing and developing websites. Our website has various links on it that include the banners of our present partners. As we add partners to help in the cross promotion we will be adding their banners to our link page of our website and in return, they will add our banner to their website. This will enable visitors to their website to quickly and easily link back to our website. This is the concept of cross promotion between websites.

INDUSTRY CONDITIONS, TECHNOLOGY  AND COMPETITION

Progolftournaments.com does not yet know whether adapting computer golf to the major golf tournaments will be a feasible moneymaking venture. We are not aware of any other concern offering the same type of game. Each tour has a weekly tournament. Each week our golf course layouts and photo graphics will change. For a complete explanation, see: "The Game and how it is played".

Our technology and exposure to potential competition Progolftournaments.com will not be developing any new technology but will be utilizing existing technology that is readily available on the market. The process of combining the computer golf game with the various professional tour events that are held on a weekly basis throughout the year, with the ability to accept payment to play these tournaments over the Internet and monitor every participant's scores can be duplicated. All a potential competitor would require is the resources and the time. All professional golf tours publish their annual list of scheduled events well in advance.

We have what we believe is the best computer golf game available which
we have licensed from Psygnosis, Ltd.   We are in the process of
finalizing arrangements for the conversion of the computer golf game to an Internet golf game with a software development company, but as
yet we have not contracted this process out to anyone.   This should
be done by July 15, 2000.
The estimated cost of development of the software is approximately $150,000. There are several hosting companies in North America that are capable of handling the necessary requirements of an Internet based game. We have not yet contracted with any company to host our game for us but we expect to select one by September 30, 2000.

The software development company that we will contract to do the conversion of the computer game to the Internet game will also incorporate the score keeping function into the software package.

Credit card processing software is readily available and adaptable. There are several third party credit card processing services available should we decide to use one of their services. We have made no decision as to which, if any, we will use.

We require two third party service providers for our business, one for hosting our web site and the other for the processing of credit card transactions. There are many companies in existence in North America providing each of these services. Should we have any problems it would not be difficult to move to another supplier very quickly. We would suffer some short-term losses but would continue to be in business. These software packages and/or service providers are also available to a potential competitor.

The intellectual property of Progolftournaments.com was developed by Psygnosis Ltd. who licensed it to us. Our license is an exclusive
agreement.   We are the only company that is entitled to use their
technology on the Internet. We have employed outside website designers to develop the existing website that we have available on the Internet. Psygnosis employed a golf game development company in London, England to develop the game originally. We have contacted that company and are in negotiations with them to convert the game for play on the Internet and for new courses in the future. We anticipate that the game will be ready for play in late September or early October, 2000. Our time frame is to launch the game November 1, 2000. We will be launching one tour at a time.

There are existing PC golf games in the marketplace that are available today besides the Psygnosis game. The same processes employed by our company to come to market are available to any other company that wishes to do so.


EMPLOYEES

Progolftournaments.com is a development stage company and currently has no employees. Management plans to use consultants, attorneys and accountants as necessary and does not plan to engage any full-time employees until shortly before we are ready to begin play. If Progolftournaments.com establishes the feasibility of their concept and successful implementation of their business plan, one or more people will be needed to handle administration, computer programming and marketing. A portion of any employee compensation likely would include the right to acquire stock in Progolftournaments.com, which would dilute the ownership interest of holders of existing shares of common stock.


AVAILABLE INFORMATION

Progolftournaments.com has filed with the Securities and Exchange Commission a Registration Statement on Form S-1 with respect to the common stock offered by this Prospectus. This Prospectus, which constitutes a part of the Registration Statement, does not contain all of the information set forth in the Registration Statement or the exhibits and schedules which is part of the Registration Statement. For further information with respect to Progolftournaments.com and its common stock, see the Registration Statement and the exhibits and schedules thereto. Any document Progolftournaments.com files may be read and copied at the Commission's public reference rooms at 450 Fifth Street, NW, Washington, D.C.; 7 World Trade Center, Suite 1300, New York, NY; and Suite 1400, Citicorp Center, 500 West Madison Street, Chicago, IL. Please call the Commission at 1 -800-SEC-0330 for further information about the public reference rooms. Progolftournaments.com filings with the Commission are also available to the public from the Commission's Website at http://www.sec.gov.

Upon completion of this offering, Progolftournaments.com will become subject to the information and periodic reporting requirements of the Securities Exchange Act and, accordingly, will file periodic reports, proxy statements and other information with the Commission. Such periodic reports, proxy statements and other information will be available for inspection and copying at the Commission's public reference rooms, and the Website of the Commission referred to above.


DESCRIPTION OF PROPERTY

Progolftournaments.com currently maintains limited office space, provided by Mr. Winick, for which it pays no rent. The address is 3266 Yonge Street, Suite 1208, Toronto, Ontario M4N 3P6 CANADA, and the phone number is (416) 962-4508. When the conversion of the computer game for Internet use is near, adequate office space will be acquired and equipped to begin tournament play. At this time we do not own any communication or computer equipment.
LEGAL PROCEEDINGS

Progolftournaments.com is not a party to any material pending legal proceedings, and none of its property is the subject of a pending legal proceeding. Further, the officers and directors know of no legal proceedings against Progolftournaments.com or its property contemplated by any governmental authority.

MARKET PRICE OF, AND DIVIDENDS ON, CAPITAL STOCK AND OTHER SHAREHOLDER
MATTERS

No established public trading market exists for Progolftournaments.com securities. Progolftournaments.com has an outstanding purchase option for 3,287,100 shares (25% of the company) Progolftournaments.com has no other securities convertible into its common equity. There is no common equity that could be sold pursuant to Rule 144 under the Securities Act. Except for this offering, there is no common equity that is being, or has been proposed to be, publicly offered.

As of April 30, 2000, there were 9,861,300 shares of common stock outstanding, held by 60 shareholders of record. Upon effectiveness of the Registration Statement that includes this Prospectus, 7,485,300 of Progolftournaments.com outstanding shares will be eligible for sale.

To date Progolftournaments.com has not paid any dividends on its common stock and does not expect to declare or pay any dividends on its common stock in the foreseeable future. Payment of any dividends will depend upon Progolftournaments.com future earnings, if any, its financial condition, and other factors as deemed relevant by the Board of Directors.


SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements appearing elsewhere in this Prospectus. The Statement of Operations data set forth below for the period September 3, 1999, (inception) to September 30, 1999 and for the interim period October 1, 1999 to April 30, 2000 and the balance sheet data as at September 30, 1999 and April 30, 2000 are derived from Progolftournaments.com audited financial statements and interim unaudited statements prepared by management and included elsewhere in this Prospectus. The historical results are not necessarily indicative of results to be expected for any future period.



                                   Oct. 1, 1999          Inception to
                                   April 30, 2000        Sept. 30, 1999

STATEMENT OF OPERATIONS DATA:

Net sales                          00.00                 00.00
Loss from continuing operations    31909                 11155
Loss per share from continuing
operations                         Nil                   Nil

BALANCE SHEET DATA

Total Assets                      76,388                 84,046

Progolftournaments.com is in its early developmental and promotional stages. To date, Progolftournaments.com only activities have been organizational, directed at raising its initial capital and developing its concept and business plan. Progolftournaments.com has not commenced commercial operations. As a result, the selected financial data presented above bear no resemblance to the results that Progolftournaments.com expects when it begins operations. See "Risk Factors", "Description of Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements dated September 30, 1999 (audited) and April 30, 2000 (prepared by management).



Results of Operations

During the period from September 3, 1999, (inception) through April 30, 2000, we have accomplished the following:


Organizational activities and preparation for registration of its securities under the Securities Act of 1933.

Progolftournaments.com received no revenues during this period.

Have signed a contract with the software developer, Psygnosis, Ltd. of Liverpool, Great Britain, a subsidiary of SONY Europe, for the adaptation of its home computer game "Pro 18 World Tour Golf". Psygnosis will receive $1.25 from each ten dollar entry fee and 12 1/2% of gross advertising revenues.
Psygnosis, Ltd. has also agreed to accept a royalty advance of $10,000 to be deducted from first royalty payments and an option on 3,287,100 shares of common stock. We are also able to deduct the next $100,000 in royalties which will be the Psygnosis contribution toward converting the game for Internet play.

Entered into discussions to acquire credit card processing

Progolftournaments.com expects to introduce the on-line golf game one tour at a time. November 1, 2000 is the target date to have the first tournament game fully operational. We have not entered into any agreement for the development of the software but are in negotiations with a developer.

For the current fiscal year, Progolftournaments.com anticipates incurring a loss as a result of organizational expenses, expenses associated with registration under the Securities Act of 1933, and expenses associated with setting up a company structure to begin implementing its business plan. Progolftournaments.com anticipates that until these procedures are completed it will not generate revenues and may continue to operate at a loss thereafter, depending upon the performance of the business. Liquidity and Capital Resources Progolftournaments.com remains in the development stage and since inception has experienced no significant change in liquidity or capital resources or shareholders' equity. Consequently, our balance sheet as of September 30, 1999 reflects total assets of $ 84,046 in the form of cash, subscriptions receivable and capitalized organizational costs. Our balance sheet as of April 30, 2000 reflects total assets of $76,388.

During the period from October 1, 1999 to April 30, 2000 Progolftournaments.com has increased its losses by $31,909. Expenses incurred during this period included WebPages design, Internet promotion, travel, office supplies and other expenses. The operating deficit increased from $11,155 to $43,064. Shareholders' equity dropped from $83,706 to $51,877. Both the September, 30, 1999 audited financial statements and the April 30, 2000 interim statements are included in this Registration Statement by reference.

The following is management's estimate of costs that will be incurred to set up facilities and be ready to commence tournament play by November 1, 2000:

1) conversion of computer game to Internet game              150,000

2) lease deposits and six months office lease payments        37,500


3) office furniture, equipment and supplies                   55,000

4) computer equipment and software                            75,000

5) recruiting costs and six months salaries and benefits     104,000

6) advertising                                               100,000

7) travel and expense                                         35,000

8) contingencies                                              50,000

9) working capital                                           300,000

Total estimated expenses                                    $906,500

Progolftournaments.com has no revenues and will not have any have any revenues until the game is on the Internet and available to play. The anticipated expenses of $906,500 will contribute that same amount to the losses of the Company.

Management is currently looking for the capital to complete our business plan. Negotiations and exploration are continuing. We have received no commitments as yet.
Progolftournaments.com expects to carry out its plan of business as discussed above. In addition, we may engage in a combination with another business. Progolftournaments.com cannot predict the extent to which its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of that entity. Progolftournaments.com has not engaged in discussions concerning potential business combinations.
Progolftournaments.com will need additional capital to carry out its business plan or to engage in a business combination. No commitments to provide additional funds have been made by management or other shareholders. We cannot assure you that any additional funds will be available on acceptable terms or at all. Progolftournaments.com has no commitments for capital expenditures other than the costs to convert the Pygnosis computer game for use on the Internet.


CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

Janet Loss, C.P.A., P.C. has served as Progolftournaments.com independent auditor since inception, and Progolftournaments.com has not had any dispute with Janet Loss C.P.A., P.C. over accounting or financial disclosure.


DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the name, age and position of each director and executive officer of Progolftournaments.com:

Name                           Age              Position
Howard I. Klein                43               President,Secretary,
                                                Director

Michael R. Levine              52               Vice President,
                                                Director

Sandy Winick                   41               Treasurer,
                                                Director


Howard I. Klein became Progolftournaments.com President, Secretary and Director in September, 1999. For the past twenty years, in fact all of his adult working life, Mr. Klein has been involved with the printing and graphics industry, beginning as the proprietor of a Minuteman Press franchise in 1979. Mr. Klein has recently sold his interest and resigned his position as CEO and Managing Partner of Kleinbar Graphics, Inc. of Markham, Ontario. He is currently the print buyer for Dupleum Corp. Mr. Klein holds C.G.A.E. certification from Northwestern University, Evanston, IL in the fields of Production, Financial and Sales Management.

Michael R. Levine became Progolftournaments.com Vice-President and Director in September, 1999. Mr. Levine is currently the Co founder and President of Danbury Financial Corp., an asset based lender specializing in short term loans on machinery, equipment and rolling stock. From 1985 through 1999 Mr. Levine served as President of Upper Canada Equity Development, Inc. He received a BSc degree from Sir George Williams University, Montreal, Quebec; MBA from
University of Western Ontario, London, Ontario and received the designation of Certified General Accountant in 1986.

Sandy Winick became Progolftournaments.com Treasurer and Director in September, 1999. He is currently Vice-President of Danbury Financial Corp., providing liaison with clients, negotiation of funding agreements, creating new business and monitoring that company's entire loan portfolio. For the two-year period, 1997 to 1999, Mr. Winick served as CEO of Millenia Corporation; a US publicly traded company. His duties there, in addition to day-to day administration, included funding, acquisition and consolidation of several businesses and completing a reverse takeover with a private company. Previous activities include serving as an independent financial consultant with Madison Consulting Group from 1992 through 1996; President and CEO of Naturally Niagara Inc., a full service beverage manufacturer and distributor from 1991 to 1992 and from 1989 to 1991, President of Payless Furniture, a thirteen unit chain of furniture stores. Mr. Winick is the originator of the Progolftournaments.com concept.

The directors named above will serve until the first annual meeting of Progolftournaments.com shareholders. Thereafter, directors will be elected for one-year terms at the annual shareholders' meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement. No employment agreements currently exist or are contemplated. There is no arrangement or understanding between the directors and officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

None of the directors and officers has any arrangements with each other regarding serving on the board. They are personal and business acquaintances and all share an avid interest in golf.

The directors and officers of Progolftournaments.com will devote their time to Progolftournaments.com affairs on an "as needed" basis. As a result, the actual amount of time, which they will devote to Progolftournaments.com is unknown and is likely to vary substantially from month to month.


EXECUTIVE COMPENSATION

No officer or director has received any remuneration from Progolftournaments.com. Although there is no current plan in existence, it is possible that Progolftournaments.com will adopt a plan to pay or accrue compensation to its Directors and Officers for services related to the implementation of the concept and business plan.
Progolftournaments.com has no stock option, retirement, incentive, defined benefit, actuarial, pension or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future. The Company does not have a policy established for noncash remuneration or reimbursement for Directors and Officers. Progolftournaments.com has no employment contract or compensatory plan or arrangement with any executive officer. The directors currently do not receive any cash compensation from Progolftournaments.com for their service as members of the board of directors. There is no compensation committee and no compensation policies have been adopted. See "Certain Relationships and Related Transactions."
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT The following table sets forth as of April 30, 2000,

Progolftournaments.com outstanding common stock owned of record or beneficially by each executive officer and director and by each person who owned of record, or was known by Progolftournaments.com to own beneficially, more than 5% of the Company's common stock and the shareholdings of all executive officers as a group.

Class     Name and Address              Shares Owned    Percentage of Class

Common    Howard I. Klein               901,000         9.14
          6844 Johnson Wagon Crescent
          Mississauga, ON L5W 1B1

Common    Michael R. Levine             -0-             -0-
          63 St. Clair Avenue, West
          Suite 1704
          Toronto, ON M4V 2Y9

Common    Sandy Winick**                1475000         14.96
          6021 Yonge Street
          Suite 212
          Toronto, ON M2M 3W2

Common    Mary McGowan*                 2,700,000       27.38
          1839 Walkers Point Road
          Gravenhurst, ON P1P 1R3

Common    Lynn Stewart                  1,000,000       10.14
          RR #2
          Mount Forrest, ON N0G 2L2

All Officers and Directors as a group   2,376,000       24.10

* Mary McGowan is a close associate of Mr. Levine. Ms McGowan has her own independent means and both she and Mr. Levine deny any beneficial ownership.

** Includes 475,000 shares owned by Jodi Winick, wife of Sandy Winick and which may be considered to be beneficially owned.


CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No director, executive officer or nominee for election as a director of Progolftournaments.com and no owner of five percent or more of the outstanding shares or any member of their immediate family has entered into or has proposed any transaction in which the amount involved exceeds $10,000.00. Mr. Levine and Mr. Winick are both involved in Danbury Financial Corp., a company having no direct or indirect affiliation with Progolftournaments.com. If Progolftournaments.com succeeds in implementing its business plan, it is not inconceivable that one or all of these individuals could become its full-time employees and executives.


DISCLOSURE OF COMMISSION POSITION ON INDEMNIFICATION FOR SECURITIES ACT LIABILITIES

The Bylaws of Progolftournaments.com provide that the Company will, absence a finding of negligence or misconduct in the performance of duty, indemnify its officers and directors for costs and expenses incurred in connection with the defense of actions, suits or proceedings against them on account of their being or having been directors or officers of Progolftournaments.com.
Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors officers or persons controlling Progolftournaments.com and pursuant to the forgoing provisions, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.




INDEX TO FINANCIAL STATEMENTS

Progoltournaments.com
(A Development Stage Company)
                                       Sept. 30, 1999    April 30, 2000
                                             Audited     Unaudited

Report of Certified Public Accountant        F-1
Consolidated Balance sheet                   F-2         2
Consolidated Statement of Operations         F-3         3
Consolidated Statement of Stockholders' Equity F-4
Consolidated Statement of Cash Flows         F-5         4
Notes to Financial Statements                F-6 & F-7


SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Toronto, Province of Ontario, CANADA, on June 8, 2000.
                        PROGOLFTOURNAMENTS.COM
                    /s/ Howard I. Klein
                    By Howard I. Klein
                    Its President


Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

s/s  Howard I. Klein    President, Secretary and  Director Date:
                        June 8, 2000
     Howard I. Klein


s/s Michael R. Levine   Vice President and Director Date:  June 8, 2000
    Michael R. Levine

s/s Sandy Winick        Treasurer and Director Date:  June 8, 2000
    Sandy Winick














                  PROGOLFTOURNAMENTS.COM



             UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



                   (STATED IN UNITED STATES DOLLARS)



           FOR THE SEVEN MONTH PERIOD ENDED APRIL 30, 2000





     PROGOLFTOURNAMENTS.COM UNAUDITED CONSOLIDATED BALANCE SHEET
                 (UNITED STATES DOLLARS)

                   AS AT APRIL 30, 2000

                          ASSETS








Current
Cash                                      6,952
Accounts receivable                          69
Loan receivable                          65,000
Other assets                              3,325
Incorporation cost,net
of amortization                           1,042
                                         76,388

          LIABILITIES AND SHAREHOLDERS EQUITY


Current
Accounts payable                            260
Note payable                             24,251

                                         24,511


Common shares
(Authorized, 50,000,000 shares par value $ .001
Outstanding, 9,861,300 shares             9,861


Additional paid-in capital               85,080

Deficit                                (43,064)

Total shareholders equity               51,877


                                   $     76,388


           See accompanying notes to Financial Statements


                     PROGOLFTOURNAMENTS.COM

UNAUDITED CONSOLIDATED STATEMENT OF DEFICIT (UNITED STATES DOLLARS)

         FOR THE SEVEN MONTH PERIOD ENDED APRIL 30, 2000






Deficit, beginning of period             11,155
Dividends paid                                0

                                         11,155

Net income (Loss)                      (31,909)

Retained earnings (Deficit),
end of period                          (43,064)




         See accompanying notes to Financial Statements

              PROGOLFTOURNAMENTS.COM
              UNAUDITED CONSOLIDATED STATEMENT OF LOSS (UNITED STATES
              DOLLARS)

              FOR THE SEVEN MONTH PERIOD ENDED APRIL 30, 2000

Revenue
       Interest income                   1,950
       Other income                        100

                                         2,050

Expenses
        Web design                       4,395
        Internet promotion              21,766
        Promotion                        1,207
        Travel                           4,615
        Rent                               339
        Office supplies & expenses       1,003
        Legal fees                           0
        Accounting fees                      0
        Other operating expenses           476
        Bank charges                       158
                                        33,959


Loss before United States income tax   (31,909)

     U.S. Federal income tax                 0

Net Income (Loss)                    $ (31,909)







            See accompanying notes to Financial Statements


        PROGOLFTOURNAMENTS.COM
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        APRIL 30, 2000

















      1.         Significant accounting policies




      a)         Basis of Financial Statements
     These Financial Statements reflect the assets and liabilities of PROGOLFTOURNAMENTS.COM, a Nevada Corporation, and its wholly owned subsidiary, PROGOLFTOURNAMENTS.COM INC., an Ontario corporation, incorporated September 3, 1999 and September 29, 1999, respectively.
     These Financial Statements are prepared on a consolidated basis. The accounts of the subsidiary company are reflected in these Financial Statements.
      b) All amounts are in United States Dollars, except where noted.


           2.        Statement of Changes in Financial Position

A statement of changes in financial position has not been presented as it is felt that it would not be of significant benefit to the readers of the Financial Statements at this time.




                PROGOLF TOURNAMENTS.COM AND SUBSIDIARY

                (A Development Stage Enterprise)

                          AUDIT REPORT

                       September 30, 1999






Janet Loss, C.P.A., P.C. Certified Public Accountant
3525 South Tamarac Drive, Suite 120 Denver, Colorado 80237

PROGOLF TOURNAMENTS.COM AND SUBSIDIARY (A Development Stage
Enterprise)

                    INDEX TO FINANCIAL STATEMENTS
                           TABLE OF CONTENTS

ITEM                                                    PAGE

Report of Certified Public Accountant.....................      1
Consolidated Balance Sheet, September 30, 1999 ...........      2




Consolidated Statement of
Operations, for the period September
3, 1999 through September 30, 1999 .......................      3

Consolidated Statement of Stockholders
Equity (Deficit), from September
3, 1999 through September 30, 1999 .......................      4

Consolidated Statement of Cash Flows,
For the period from September
3, 1999 through September 30, 1999 .....................        5
Notes to Financial Statements.....................            6-7



                Janet Loss, C.P.A., P.C. Certified Public Accountant 3525 South Tamarac

Drive, Suite 120
Denver, Colorado 80237
                            (303) 220-0227




Board of Directors
PROGOLF TOURNAMENTS.COM AND SUBSIDIARY 3266 Yonge Street, #1203 Toronto, ON M4N3P6 Canada.
I have audited the accompanying Consolidated Balance Sheet of PROGOLF TOURNAMENTS.COM AND SUBSIDIARY (A Development Stage Enterprise) as of September 30, 1999 and the Consolidated Statements of Operations, Stockholders Equity, and Cash Flows for the period from September 3, 1999 (Inception) through September 30, 1999. My examination was made in accordance with generally accepted auditing standards, and accordingly, included such tests of the accounting records and such other auditing procedures as we considered necessary in the circumstances.
In my opinion, the consolidated financial statements referred to above present fairly accurately, in all material respects, the financial position of PROGOLF TOURNAMENTS.COM AND SUBSIDIARY (A Development Stage Enterprise) as of September 30, 1999, and the results of its consolidated operations and changes in its cash flows for the period from September 3, 1999 (Inception) through September 30, 1999, in conformity with generally accepted accounting principles applied on a consistent basis.

Janet Loss, C.P.A., P.C.

November 24, 1999
PROGOLF TOURNAMENTS.COM AND SUBSIDIARY (A Development Stage
Enterprise)
CONSOLIDATED BALANCE SHEET September 30, 1999

ASSETS

CURRENT ASSETS:

Cash in checking                    $    76,578
  Common Stock Subscription
  Receivable                              6,426

TOTAL CURRENTS ASSETS               $    83,004

OTHER ASSETS:

Organizational Costs,
net of amortization                       1,042

TOTAL ASSETS                        $    84,046





LIABILITIES AND STOCKHOLDERS EQUITY CURRENT


LIABILITIES:

Accounts Payable, trade             $       260

STOCKHOLDERS EQUITY:

  Preferred Stock, $0.001 par
  Value; 10,000,000 shares
   Authorized, none issued                    0

  Common Stock, $0.001 par
  Value; 50,000,000 shares
Authorized, 9,861,300 shares
Issued and outstanding               $    9,861

Additional Paid-In capital               85,080

Retained earnings (Deficit)            (11,155)

Total Stockholders Equity                83,786

Total Liabilities and
Stockholders Equity                 $    84,046


The accompanying notes are an integral part of the financial statements.







             PROGOLF TOURNAMENTS.COM AND SUBSIDIARY
             (A Development Stage Enterprise) CONSOLIDATED
             STATEMENT OF OPERATIONS

For the period from September 3, 1999 (Inception) Through September
30, 1999




REVENUES:                                 $        29
OPERATING EXPENSES:
  Amortization Expense                             18
Consulting and Promotional Expense              1,466
Legal and Accounting Expenses                   5,500
  Professional Fees                             4,200
     Total Operating Expenses                  11,184
  NET (LOSS)                             $   (11,155)
  NET (LOSS) PER
  SHARE OF COMMON STOCK                       (.0011)

Weighted Average
Number of shares
Outstanding                                 9,861,300







The accompanying notes are an integral part of the financial statements.


    PROGOLF TOURNAMENTS.COM AND SUBSIDIARY
    (A Development Stage Enterprise)


    CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY (DEFICIT)

For the
period from September 3, 1999 (Inception) Through September 30, 1999



                                                         (Deficit)
                Common                                   Accumulated
                Stock                                    During the     Total
                Number of    Common      Additional      Development    Stockholders
                Shares       Stock       Paid-In         Stage          Equity
                             Amount      Capital                        (Deficit)


Balance
September 3,    0            0           0
1999                                                     0              0
Shares
issued for
cash,
September 3,    8395300      8,395       93,475
1999                                                     85,080         0

Shares
issued for
services,
September 3,    1466000      1466        0               0              1466
1999


Net (Loss)
for the
(11,155)
period ended
September 3,    0            0           0               (11555)        (11555)
1999

Balance
September
30, 1999        9861300      9861        85080           (11,155)        83,786




The accompanying notes are an integral part of the financial statements.


              PROGOLF TOURNAMENTS.COM AND SUBSIDIARY
                  (A Development Stage Enterprise)

                 CONSOLIDATED STATEMENT OF CASH FLOWS

For the period from September 3, 1999 (Inception) Through September
30, 1999


CASH FLOWS FROM OPERATING
ACTIVITIES:

  Net (Loss)                                 $   (11,155)

Adjustments to Reconcile
Net (Loss) to Cash Flow From
Operating Activities:
     Increase in Common Stock
Subscription Receivable                           (6,426)
Increase in organizational costs                  (1,060)
Increase in accounts payable                          260
Amortization                                           18

  Net cash provided (Used)
      By operating activities                     (18,363)

CASH FLOWS FROM FINANCING
ACTIVITIES:

  Issuance of Common
  Stock                                             94,941

  NET INCREASE IN CASH                              76,578

Cash,

Beginning of the period                                  0
Cash, end of the period                        $    76,578





The accompanying notes are an integral part of the financial statements.




                PROGOLF TOURNAMENTS.COM AND SUBSIDIARY
                   (A Development Stage Enterprise)


NOTES TO FINANCIAL STATEMENTS September 30, 1999


NOTE I  ORGANIZATION AND HISTORY

The Company is a Nevada corporation and the Company has been in the development stage since its formation on September 3, 1999. The wholly owned subsidiary, PROGOLF TOURNAMENTS.COM, INC. is an Ontario-Canada Corporation incorporated September 29, 1999.

The Companys only activities have been organizational, directed at acquiring its principal assets, raising its initial capital and developing its business plan.

NOTE II  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Activities

The Company has been in the development stage since its inception. Basis of Financial Statements
The financial statements reflect the assets and liabilities of PROGOLF TOURNAMENTS.COM, a Nevada Corporation, and its wholly owned subsidiary, PROGOLF TOURNAMENTS.COM, INC., an Ontario Corporation, incorporated September 3, 1999 and September 29, 1999, respectively. These Financial statements are prepared on a consolidated basis. The accounts of the subsidiary company are reflected in these Financial statements. All material intercompany accounts and transactions have been eliminated.


Accounting Method

The Company records income and expenses on the accrual method. Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, cash on deposit and highly liquid investments with maturities generally of three months or less.


Organizational Costs

Costs incurred in organizing the Company are being amortized over a sixty- month period.


Use of Estimates

The preparation of Financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.


Currency Exchange

The Financial statements are presented in dollar amounts based on United States Currency Exchange.


Fiscal Year

The Company adopted a fiscal year end of September 30th.