Form 10QSB
period 2000-12-31
PROGOLFTOURNAMENTS COM
filed 2001-02-20
CIK 1099963

United States
               Securities and Exchange Commission
                      Washington, DC 20549

                           FORM 10Q SB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2000

    [ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE
                          EXCHANGE ACT

                            333-93521
                     Commission file Number

                     PROGOLFTOURNAMENTS.COM

 Exact name of small business issuer as specified in its charter

 Nevada                                           98 - 02152222
(State or other jurisdiction of     I.R.S. Employer Identification No.
incorporation or organization)

       3266 Yonge Street, Suite 1208, Toronto, ON M4N 3P6
                       (Address of principal executive office)

                         (416) 962-4508
                    Issuer's telephone number



_________________________________NA______________________________


     (Former name, former address and former fiscal year, if
                   changed since last  report)


        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PAST FIVE YEARS

  Check whether the registrant filed all documents and reports required
   To be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of
Securities under a plan confirmed by a court.  Yes ____  No  ____

              APPLICABLE ONLY TO CORPORATE ISSUERS
      State the number of shares outstanding of each of the
                            Issuer's
    common equity as of the last practicable date: 7,060,000
                             shares

    Transitional Small Business Disclosure Format (check one)
                        Yes ___  No    X





                             PART I

                      FINANCIAL INFORMATION

Item 1.     Financial Statements.

The unaudited financial statements for the quarter ended December
31, 2000 are attached hereto as Exhibit A

Item 2.     Management's Discussion and Analysis or Plan of
            Operation.

     (a)  Plan of Operation.

The following discussion and analysis should be read in conjunction with our financial statements dated September 30, 2000 (audited) and December 31, 2000 (unaudited).

Results of Operations

During the period from September 3, 1999, (inception) through
December 31, 2000, we have accomplished the following:

     - organizational activities and preparation for registration of our securities under the Securities Act of 1933. Progolftournaments.com received no revenues during this period.
     - have signed a contract with the software developer, Psygnosis, Ltd. of Liverpool, Great Britain, a subsidiary of SONY Europe, for the adaptation of its home computer game "Pro 18 World Tour Golf". Psygnosis will receive $1.25 from each ten-dollar entry fee and 12 1/2% of gross advertising revenues.

       Psygnosis, Ltd. has also agreed to accept a royalty advance of $10,000 and an option on 3,287,100 shares of Progolftournaments.com common stock. We have paid the first $5,000 and the balance of $5,000 is due and payable thirty days prior to the date that the Internet version of the golf game is available to play. The $10,000 advance royalty plus another $100,000 will be deducted from royalty payments due Psygnosis Ltd. This recovery of the first $10,000 of royalties and offset or forgiveness of the next $100,000 of royalties by Psygnosis Ltd., if and when they have occurred, could be considered their contribution toward converting the game for Internet play.
     - entered into discussions to acquire credit card processing. We are negotiating with several credit card processing companies. These companies charge a fee for each credit card transaction processed. We have not selected one of these companies as yet.
     -      Established our online virtual store.
       Progolftournaments.com has entered into an arrangement with V-store to act as a sales agent for that concern. We receive a 15% commission on all sales. V-Store supplies the inventory, handles the shipping and all returns and customer complaints. Purchases are paid by credit card and processed by V-Store.

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

Progolftournaments.com made an arms length loan to 1381038 Ontario Inc., a company in the automotive leasing business at an interest rate of one percent per month on the unpaid balance. The purpose of the loan was to generate interest earnings on funds that might otherwise remain idle. This loan was made to an unrelated party and is completely at arms length. Partial repayment has been made. As of December 31, 2000 the outstanding balance was $9,318.

During the period from October 1, 2000 to December 31, 2000
Progolftournaments.com has increased its losses by $75,044.   The deficit
increased from $170,038 to $245,082. Shareholders' equity decreased from $7,081 to $(67,963). Both the September, 30, 2000 audited financial statements and the December 31, 2000 interim statements are included in this Registration statement.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2000 reflects total assets of $94,098.

The following is management's estimate of costs that will be incurred to set up facilities and be ready to commence tournament play.

     1) conversion of computer game to Internet game           $150,000
     2) lease deposits and six months office lease payments      37,500
     3) office furniture, equipment and supplies                 55,000
     4) computer equipment and software                          75,000
     5) recruiting costs and six months salaries and benefits   104,000
     6) advertising                                             100,000
     7) travel and expense                                       35,000
     8) contingencies                                            50,000
     9) working capital                                         300,000

Total estimated expenses                                       $906,500

Some expenses relating to the commencement or roll out of tournament play cannot be accurately estimated at this time. These include:
-    License fees to the various golf courses;
-    Costs of digitizing each course for conversion to the Internet;
-    Costs of integrating each new course into the Online golf game;
-    License fees to the various tours and special events; and
-    Increases in wed hosting charges.

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


(b) Management's discussion and analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Registrant is a development stage company and has had very limited revenues of $ 1,151 for the past quarter.


                                  PART II

                             OTHER INFORMATION
Item 1.        Legal Proceedings

     None



Item 2.        Changes in Securities

          None


Item 3.        Defaults Upon Senior Securities

     Not Applicable

Item 4.        Submission of Matters to a Vote of Securities Holders

     None


Item 6.                                 Exhibits and Reports on Form 8K

                                        None



                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                              Dated February 13, 2001

                              PROGOLFTOURNAMENTS.COM

                              /S/ Michael Levine
                              Michael Levine, Vice-President and Director














                          PROGOLFTOURNAMENTS.COM
                     (A DEVELOPMENT STAGE ENTERPRISE)

                UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE PERIODS ENDING DECEMBER 31, 2000 AND SEPTEMBER 30, 2000

                           PROGOLFTOURAMENTS.COM
                     (A DEVELOPMENT STAGE ENTERPRISE)

                UNAUDITED CONSOLIDATED BALANCE SHEET
                          AS AT DECEMBER 31, 2000

                               ASSETS

                                         DEC. 31, 2000       SEPT. 30,2000
CURRENT ASSETS
       CASH                                 10,779                 0
        ACCOUNTS RECEIVABLE                  1,753             1,137
       LOAN RECEIVABLE                       9,318             9,318
       OFFICE FURNITURE                        524               485
       OTHER ASSETS                          1,042             6,545
TOTAL CURRENT ASSETS                        23,416            17,485

LONG TERM
       SONY LICENSE                         70,682            74,791

TOTAL  ASSETS                               94,098            92,276

                                LIABILITIES

CURRENT LIABILITIES
       ACCOUNTS PAYABLE                  $     260        $    1,760
       NOTE PAYABLE                        161,801            83,435
TOTAL CURRENT LIABILITIES                  162,061            85,195

STOCKHOLDERS' EQUITY
     COMMON SHARES(AUTHORIZED,
     50,000,000SHARES PAR VALUE $.001)
     OUTSTANDING, 9,861,300 SHARES           9,861             9,861

ADDITIONAL PAID-IN CAPITAL                 167,258           167,258
DEFICIT ACCUMULATED DURING
THE DEVELOPMENT STAGE                     (245,082)         (170,038)

TOTAL SHAREHOLDERS' EQUITY                 (67,963)            7,081

TOTAL LIABILITIES AND
STOCKHOLDERS'  EQUITY                       94,098            92,276


              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                           PROGOLFTOURAMENTS.COM
                     (A DEVELOPMENT STATGE ENTERPRISE)

                 UNAUDITED CONSOLIDATED STATEMENT OF LOSS
      FOR THE PERIODS ENDING DECEMBER 31, 2000 AND SEPTEMBER 30, 2000


                                      DEC.31,2000          SEPT. 30, 2000
REVENUES
    INTEREST INCOME                     $     2             $   4,621
    OTHER INCOME                          1,149                 1,372

TOTAL REVENUES                            1,151                 5,993

EXPENSES
     STOCK TRANSFER FEES                    819                     0
     WEB DESIGN                           1,183                     0
     WEB HOSTING AND DEVELOPMENT          6,225               104,409
     COMPUTER GAME CONVERSION            53,333                     0
     AMORTIZATION OF LICENSE              4,109                10,751
     PROMOTION                            5,239                29,384
     RENT                                 2,835                 3,309
     OFFICE SUPPLIES & EXPENSES              71                 2,106
     TELEPHONE                              229                 2,110
     LEGAL FEES                            1789                 5,285
     BANK CHARGES                           229                   268
     OTHER OPERATING EXPENSES               134                 6,212

TOTAL EXPENSES                           76,195               163,834

LOSS BEFORE UNITED STATES INCOME TAX    (75,044)             (157,841)
     U.S. FEDERAL INCOME TAX                  0                     0

NET INCOME (LOSS)                     $ (75,044)             (157,841)

BASIC AND DILUTED LOSS PER SHARE      $ (  0.01)            $ (  0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                    9,861,300             9,861,300









              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                        PROGOLPTOURNAMENTS.COM
                   (A DEVELOPMENT STAGE ENTERPRISE)

            UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
    FOR THE PERIODS ENDING DECEMBER 31, 2000 AND SEPTEMBER 30, 2000

CASH FLOWS FROM OPERATING ACTIVITIES:

                                          DEC.31, 2000      SEPT.30, 2000

       NET INCOME (LOSS)                    $(75,044)         $   (157,841)

ADJUSTMENTS TO RECONCILE NET INCOME
(LOSS) TO CASH FLOW FROM OPERATING
ACTIVITIES;
     DECREASE IN COMMON STOCK
     SUBSCRIPTION RECEIVABLE                       0                 6,426
     INCREASE IN ACCOUNTS RECEIVABLE            (616)               (1,137)
     INCREASE IN ACCOUNTS PAYABLE             98,717                 1,500
     DECREASE (INCREASE)IN OTHER ASSETS        5,464                (6,545)
     AMORTIZATION OF LICENCE                   4,109                10,751

NET CASH PROVIDED BY
OPERATING ACTIVITIES                         (66,087)             (146,846)

CASH FLOWS FROM FINANCING ACTIVITIES:

              INCREASE IN NOTES RECEIVABLE         0                (9,318)
              INCREASE IN ACCOUNTS PAYABLE    98,717                61,584
              ACQUISITION OF CAPITAL ASSETS
              AND LICENSE                          0                (3,849)

NET CASH PROVIDED BY
FINANCING ACTIVITIES                          98,717                48,417

NET INCREASE (DECREASE) IN CASH               32,630               (98,429)

CASH, BEGINNING OF PERIOD                    (21,851)               76,578

CASH, END OF PERIOD                         $ 10,779               (21,851)





            SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
                NOTES TO UNAUDITED FINANCIAL STATEMENTS
                              (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with US Securities and Exchange Commission ("SEC") requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the year ended September 30, 2000 financial statements of Progolftournaments.com.

The results of operations for the interim period shown in this report are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

These financial statements reflect the assets and liabilities of PROGOLFTOURNAMENTS.COM and its wholly owned subsidiary, PROGOLFTOURNAMENTS.COM INC. and are prepared on a consolidated basis. The accounts of the subsidiary company are reflected in these financial statements.

NOTE 2 - SUBSEQUENT EVENTS

On January 30, 2001 the Company's directors forward split the issued and outstanding shares on a 2 to 1 basis, increasing the total of issued and outstanding stock from 9,861,300 shares to 19,722,600.