Form 10QSB
period 2001-03-31
DIGITAL WORLD CUP INC
filed 2001-05-24
CIK 1099963

United States
               Securities and Exchange Commission
                      Washington, DC 20549

                           FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2001

    [ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE
                          EXCHANGE ACT

                             0-31849
                     Commission file Number

                     DIGITAL WORLD CUP, INC.

 Exact name of small business issuer as specified in its charter

 Nevada                                           98 - 02152222
 (State or other jurisdiction of    I.R.S. Employer Identification No.
 incorporation or organization)

 3266 Yonge Street, Suite 1208, Toronto, Ontario, Canada M4N 3P6
              (Address of principal executive office)

                         (416) 962-4508
                    Issuer's telephone number


     _______________________________PROGOLFTOURNAMENTS.COM,
         (Former name, former address and former fiscal year, if changed since last report)


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

              APPLICABLE ONLY TO CORPORATE ISSUERS
      State the number of shares outstanding of each of the
                            Issuer's
    common equity as of the last practicable date: 19,722,600
                             shares

    Transitional Small Business Disclosure Format (check one)
                        Yes ___  No    X





                             PART I

                      FINANCIAL INFORMATION

Item 1.     Financial Statements.

The unaudited financial statements for the two quarters ended
March 31, 2001 are attached at the end of this Form 10-QSB.

Item 2.     Management's Discussion and Analysis or Plan of
            Operation.

     (a)  Plan of Operation.

The following discussion and analysis should be read in conjunction with our financial statements dated September 30, 2000 and March 31, 2001 (unaudited).

Results of Operations

During the period from September 3, 1999, (inception) through
March 31, 2001, we have accomplished the following:

     - organizational activities and preparation for registration of our securities under the Securities Act of 1933. Digital World Cup, Inc. received only minimal ($7,505) revenues during this period.
     - have signed a contract with the software developer, Psygnosis, Ltd. of Liverpool, Great Britain, a subsidiary of SONY Europe, for the adaptation of its home computer game "Pro 18 World Tour Golf". Psygnosis will receive $1.25 from each ten-dollar entry fee and 12 1/2% of gross advertising revenues. This development is now complete.
       Psygnosis, Ltd. has also agreed to accept a royalty advance of $10,000 and an option on 6,574,200 shares of Digital World Cup, Inc. common stock. We have paid the first $5,000 and the balance of $5,000 is due and payable thirty days prior to the date that the Internet version of the golf game is available to play. The $10,000 advance royalty plus another $100,000 will be deducted from royalty payments due Psygnosis Ltd. This recovery of the first $10,000 of royalties and offset or forgiveness of the next $100,000 of royalties by Psygnosis Ltd., if and when they have occurred, could be considered their contribution toward converting the game for Internet play. Entered into discussions to acquire credit card processing. We are negotiating with several credit card processing companies. These companies charge a fee for each credit card transaction processed. We have not selected one of these companies as yet.
     - Established our online virtual store. Digital World Cup, Inc. has entered into an arrangement with V-store to act as a sales agent for that concern. We receive a 15% commission on all sales. V-Store supplies the inventory, handles the shipping and all returns and customer complaints. Purchases are paid by credit card and processed by V-Store.
     - Changed the name of our company from Progolftournaments.com, to Digital World Cup, Inc.
     - Effected a two for one stock split for all shareholders of record on January 31, 2001.

For the current fiscal year, Digital World Cup, Inc. anticipates incurring a loss as a result of organizational expenses, expenses associated with registration under the Securities Act of 1933, and expenses associated with setting up a company structure to begin implementing its business plan. Digital World Cup, Inc. anticipates that until these procedures are completed it will not generate substantial revenues and may continue to operate at a loss thereafter, depending upon the performance of the business.

Digital World Cup, Inc. made an arms length loan to 1381038 Ontario Inc., a company in the automotive leasing business at an interest rate of one percent per month on the unpaid balance. The purpose of the loan was to generate interest earnings on funds that might otherwise remain idle. This loan was made to an unrelated party and is completely at arms length. Partial repayment has been made. As of March 31, 2001 the outstanding balance was $9,318.

During the period from October 1, 2000 to March 31, 2001 Digital World
Cup,Inc. has increased its losses by $188,663.   The deficit increased from
$170,038 to $358,701. Shareholders' equity decreased from $7,081 to $(181,582).

Liquidity and Capital Resources

Our balance sheet as of March 31, 2001 reflects total assets of $ 111,768.

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

Digital World Cup, Inc. has only minimal revenues and will not have any have any revenues until the game is on the Internet and available to play. The anticipated expenses of $906,500 will contribute that same amount to the losses of the Company.

Management is currently looking for the capital to complete our business plan. Negotiations and exploration are continuing. We have received no commitments as yet.

Digital World Cup, Inc. expects to carry out its plan of business as discussed above. In addition, we may engage in a combination with another business. Digital World Cup, Inc. cannot predict the extent to which its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of that entity. Digital World Cup, Inc. has not engaged in discussions concerning potential business combinations.

Digital World Cup, Inc. will need additional capital to carry out its business plan or to engage in a business combination. No commitments to provide additional funds have been made by management or other shareholders. We cannot assure you that any additional funds will be available on acceptable terms or at all. Digital World Cup, Inc. has no commitments for capital expenditures other than the costs to convert the Pygnosis computer game for use on the Internet.


(b) Management's discussion and analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Registrant is a development stage company and has had very limited revenues of $ 1,483 for the past two quarters.


                                  PART II

                             OTHER INFORMATION
Item 1.        Legal Proceedings

     None



Item 2.        Changes in Securities

          None


Item 3.        Defaults Upon Senior Securities

     Not Applicable

Item 4.        Submission of Matters to a Vote of Securities Holders

     On March 28, 2001, the Board of Directors of registrant, as well as a majority in interest of registrant's shareholders, voted to change the name of registrant to Digital World Cup, Inc.






Item 6.                                      Exhibits and Reports on Form 8-K

(A)  EXHIBITS

NUMBER                                 DESCRIPTION





(B) REPORTS ON FORM 8-K

Pursuant to a Form 8-K filed on February 20, 2001, registrant reported that on January 30, 2001 the registrant's Board of Directors voted unanimously to affect a forward split of registrants common stock on a 2-1 basis. As of January 30, 2001, the holder of each share of common stock received two shares in exchange.

Pursuant to a Form 8-K filed on April 2, 2001, registrant reported that on March 28, 2001, the Board of Directors of registrant, as well as a majority in interest of registrant's shareholders, voted to change the name of registrant to Digital World Cup, Inc. Articles of Amendment were filed with the Secretary of State of Nevada on March 29, 2001 and were approved by the Secretary of State on March 30, 2001. Application was made to the NASDAQ Over the Counter Bulletin Board to change registrant's trading symbol from PGRT and this symbol was changed by the NASDAQ Over the Counter Bulletin Board to DGWD. This was reported on a Form 8-K filed on April 6, 2001.






                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                              Dated May 22, 2001

                              DIGITAL WORLD CUP, INC.

                              /S/ Michael Levine
                              Michael Levine, Vice-President and Director




                         DIGITAL WORLD CUP, INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)

                UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE SIX MONTH PERIOD ENDING MARCH 31, 2001  AND FOR
THE TWELVE  MONTH  PERIOD ENDING SEPTEMBER 30, 2000

                          DIGITAL WORLD CUP, INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)

                UNAUDITED CONSOLIDATED BALANCE SHEET
                           AS AT MARCH 31, 2001

                               ASSETS

                                         MAR. 31, 2001  SEPT. 30, 2000
CURRENT ASSETS
    CASH                                  $   12,186      $       0
        ACCOUNTS RECEIVABLE                    1,087          1,137
       LOAN RECEIVABLE                         9,318          9,318
       OFFICE FURNITURE                          524            485
       COMPUTERS AND SERVERS                  21,038              0
       OTHER ASSETS                            1,042          6,545

TOTAL CURRENT ASSETS                          45,195         17,485


LONG TERM
       SONY LICENSE                           66,573         74,791



TOTAL   ASSETS                              $111,768         92,276






                                LIABILITIES

CURRENT LIABILITIES
       ACCOUNTS PAYABLE                    $     260    $    1,760
       NOTE PAYABLE                          293,090        83,435
TOTAL CURRENT LIABILITIES                    293,350        85,195

STOCKHOLDERS' EQUITY
     COMMON SHARES (AUTHORIZED,
     50,000,000 SHARES PAR VALUE $.001)
     OUTSTANDING, 19,722,600 SHARES            9,861         9,861

ADDITIONAL PAID-IN CAPITAL                   167,258       167,258
DEFICIT ACCUMULATED DURING
THE DEVELOPMENT STAGE                       (358,701)     (170,038)

TOTAL SHAREHOLDERS' EQUITY                  (181,582)        7,081

TOTAL LIABILITIES AND
STOCKHOLDERS'   EQUITY                      $111,768        92,276


              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                          DIGITAL WORLD CUP, INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)

                 UNAUDITED CONSOLIDATED STATEMENT OF LOSS
 FOR THE SIX MONTH PERIOD ENDING MARCH 31, 2001  AND FOR
THE TWELVE  MONTH   PERIOD ENDING SEPTEMBER 30, 2000



                                         MAR. 31, 2001   SEPT. 30, 2000
REVENUES
    INTEREST INCOME                        $     4        $     4,621
    OTHER INCOME                             1,479              1,372

TOTAL REVENUES                               1,483              5,993

EXPENSES
     STOCK TRANSFER FEES                     3,945                  0
     WEB DESIGN                              2,050                  0
     WEB HOSTING AND DEVELOPMENT             6,225            104,409
     COMPUTER GAME CONVERSION              148,391                  0
     AMORTIZATION OF LICENSE                 8,218             10,751
     PROMOTION                               5,239             29,384
     RENT                                    3,039              3,309
     OFFICE SUPPLIES & EXPENSES                143              2,106
     TELEPHONE                                 229              2,110
      TRAVEL                                  5615                  0
     LEGAL FEES                              3,101              5,285
     ACCOUNTING FEES                         2,800                  0
     BANK CHARGES                              282                268
     OTHER OPERATING EXPENSES                  869              6,212

TOTAL EXPENSES                             190,146            163,834

LOSS BEFORE UNITED STATES INCOME TAX      (188,663)          (157,841)
     U.S. FEDERAL INCOME TAX                     0                  0

NET INCOME (LOSS)                       $ (188,663)        $ (157,841)

BASIC AND DILUTED LOSS PER SHARE         $ (  0.01)         $ (  0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                      19,722,600          9,861,300






              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          DIGITAL WORLD CUP, INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)

        UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
   FOR THE SIX MONTH PERIOD ENDING MARCH 31, 2001  AND FOR
     THE TWELVE  MONTH  PERIOD ENDING SEPTEMBER 30, 2000



CASH FLOWS FROM OPERATING ACTIVITIES:

                                       MAR.  31, 2001   SEPT. 30,2000

       NET INCOME (LOSS)              $    (188,663)     $(157,841)

ADJUSTMENTS TO RECONCILE NET INCOME
(LOSS) TO CASH FLOW FROM OPERATING
ACTIVITIES;
     DECREASE IN COMMON STOCK
     SUBSCRIPTION RECEIVABLE                      0          6,426
     DECREASE IN ACCOUNTS RECEIVABLE             50         (1,137)
     INCREASE IN ACCOUNTS PAYABLE                 0          1,500
     INCREASE IN COMPUTERS AND SERVERS      (21,038)             0
              INCREASE IN NOTES PAYABLE     231,506              0
     DECREASE (INCREASE) IN OTHER ASSETS      3,964         (6,545)
     AMORTIZATION OF LICENCE                  8,218         10,751

NET CASH PROVIDED BY
OPERATING ACTIVITIES                         34,037       (146,846)

CASH FLOWS FROM FINANCING ACTIVITIES:

ACQUISITION OF CAPITAL ASSETS AND LICENSE         0        (13,167)

NET CASH PROVIDED BY
FINANCING ACTIVITIES                              0         61,584

NET INCREASE (DECREASE) IN CASH              34,037        (98,429)

CASH, BEGINNING OF PERIOD                   (21,851)        76,578

CASH, END OF PERIOD                       $  12,186      $ (21,851)




              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          DIGITAL WORLD CUP, INC.

                UNAUDITED CONSOLIDATED STATEMENT OF DEFICIT

                          (UNITED STATES DOLLARS)

 FOR THE SIX MONTH PERIOD ENDING MARCH 31, 2001  AND FOR THE TWELVE
MONTH
                     PERIOD ENDING SEPTEMBER 30, 2000







                                     MARCH 31, 2001   SEPTEMBER 30, 2000



DEFICIT, BEGINNING OF PERIOD          $  (170,038)        ($12,197)

DIVIDENDS PAID                                  0                0
                                         __________        ________
                                         (170,038)        ($12,197)

NET INCOME (LOSS)                        (188,663)        (157,841)

RETAINED EARNINGS (DEFICIT),
END OF PERIOD                          $ (358,701)       $(170,038)





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

These financial statements reflect the assets and liabilities of DIGITAL WORLD CUP, INC., A Nevada corporation incorporated on September 3, 1999 and its wholly owned subsidiary, PROGOLFTOURNAMENTS.COM, INC., an Ontario corporation incorporated September 29, 1999 and are prepared on a consolidated basis.The accounts of the subsidiary company are reflected in these financial statements.