Form 10QSB
period 2001-06-30
DIGITAL WORLD CUP INC
filed 2001-08-13
CIK 1099963

United States
               Securities and Exchange Commission
                      Washington, DC 20549

                           FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2001

    [ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE
                          EXCHANGE ACT

                             0-31849
                     Commission file Number

                     DIGITAL WORLD CUP, INC.

 Exact name of small business issuer as specified in its charter

 Nevada                                           98 - 02152222
 (State or other jurisdiction of                I.R.S. Employer
   incorporation or organization)            Identification No.


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

  Check whether the registrant filed all documents and reports required
   To be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of
   Securities under a plan confirmed by a court.  Yes ____No____

              APPLICABLE ONLY TO CORPORATE ISSUERS
      State the number of shares outstanding of each of the Issuer's common equity as of the last practicable date: 19,722,600 shares

    Transitional Small Business Disclosure Format (check one)
                        Yes ___          No  X





                             PART I

                      FINANCIAL INFORMATION

Item 1.     Financial Statements.

The unaudited financial statements for the three quarters ended
June 30, 2001 are attached at the end of this Form 10-QSB.

Item 2.     Management's Discussion and Analysis or Plan of
            Operation.

     (a)  Plan of Operation.

The following discussion and analysis should be read in conjunction with our financial statements dated September 30, 2000 and June 30, 2001 (unaudited).

Results of Operations

During the period from September 3, 1999, (inception) through
June 30, 2001, we have accomplished the following:

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

Digital World Cup, Inc. made an arms length loan to 1381038 Ontario Inc., a company in the automotive leasing business at an interest rate of one percent per month on the unpaid balance. The purpose of the loan was to generate interest earnings on funds that might otherwise remain idle. This loan was made to an unrelated party and is completely at arms length. Partial repayment has been made. As of June 30, 2001 the outstanding balance was $9,318.

During the period from October 1, 2000 to June 30, 2001 Digital World Cup,
Inc. has increased its losses by $375,007.   The deficit increased from
$170,038 to $545,045. Shareholders' equity decreased from $7,081 to $(367,926).

Liquidity and Capital Resources

Our balance sheet as of June 30, 2001 reflects total assets of $ 85,573.

The following is management's estimate of costs that will be incurred to set up facilities and be ready to commence tournament play.

     1) conversion of computer game to Internet game       $50,000
     2) lease deposits and six months office lease payments 37,500
     3) office furniture, equipment and supplies            55,000
     4) computer equipment and software                     75,000
     5) recruiting costs and six months salaries
        and benefits                                        90,000
     6) advertising                                        100,000
     7) travel and expense                                  35,000
     8) contingencies                                       50,000
     9) working capital                                    300,000

Total estimated expenses                                  $792,500

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

Digital World Cup, Inc. has only minimal revenues and will not have any have any revenues until the game is on the Internet and available to play. The anticipated expenses of $792,500 will contribute that same amount to the losses of the Company.

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

Liquidity and Capital Resources

The Registrant is a development stage company and has had very limited revenues of $ 1,482 for the past three quarters.


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

Item 5.        Other Information

Not Applicable




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


                              Dated August 8, 2001

                              DIGITAL WORLD CUP, INC.

                              /S/ Michael Levine
                              Michael Levine, Vice-President and Director





                            DIGITAL WORLD CUP, INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)

                UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE NINE MONTH PERIOD ENDING JUNE 30, 2001 AND FOR THE TWELVE MONTH PERIOD ENDING SEPTEMBER 30, 2000

                          DIGITAL WORLD CUP, INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)

                UNAUDITED CONSOLIDATED BALANCE SHEET
                            AS AT JUNE 30, 2001

                               ASSETS

                                      JUNE 30, 2001       SEPT. 30, 2000
CURRENT ASSETS
       CASH                            $  (14,008)          $       0
        ACCOUNTS RECEIVABLE                 1,086               1,137
       LOAN RECEIVABLE                      9,318               9,318
       OFFICE FURNITURE                       524                 485
       COMPUTERS AND SERVERS               21,038                   0
       OTHER ASSETS                         1,042               6,545
TOTAL CURRENT ASSETS                       19,000              17,485

LONG TERM
       SONY LICENSE                        66,573              74,791

TOTAL  ASSETS                           $  85,573           $  92,276

                                LIABILITIES

CURRENT LIABILITIES
       ACCOUNTS PAYABLE                 $     260          $    1,760
       NOTE PAYABLE                       453,239              83,435
TOTAL CURRENT LIABILITIES                 453,499              85,195

STOCKHOLDERS' EQUITY
     COMMON SHARES (AUTHORIZED,
     50,000,000 SHARES PAR VALUE $.001)
     OUTSTANDING, 19,722,600 SHARES         9,861               9,861

ADDITIONAL PAID-IN CAPITAL                167,258             167,258
DEFICIT ACCUMULATED DURING
THE DEVELOPMENT STAGE                    (545,045)           (170,038)

TOTAL SHAREHOLDERS' EQUITY               (367,926)              7,081

TOTAL LIABILITIES AND
STOCKHOLDERS'  EQUITY                 $    85,573          $   92,276


              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                          DIGITAL WORLD CUP, INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)

                 UNAUDITED CONSOLIDATED STATEMENT OF LOSS
 FOR THE NINE MONTH PERIOD ENDING JUNE 30, 2001 AND FOR THE TWELVE MONTH PERIOD ENDING SEPTEMBER 30, 2000



                                         JUNE 30, 2001 SEPT. 30, 2000
REVENUES
    INTEREST INCOME                      $        3       $   4,621
    OTHER INCOME                              1,479           1,372

TOTAL REVENUES                                1,482           5,993
     EXPENSES
     MANAGEMENT SALARIES                     10,000               0
     MARKET RESEARCH                         12,000               0
     STOCK TRANSFER FEES                      4,937               0
     WEB DESIGN                               2,050               0
     WEB HOSTING AND DEVELOPMENT             25,557         104,409
     COMPUTER GAME CONVERSION               275,725               0
     AMORTIZATION OF LICENSE                  8,218          10,751
     PROMOTION                                6,039          29,384
     RENT                                     3,106           3,309
     OFFICE SUPPLIES & EXPENSES                 294           2,106
     TELEPHONE                                  229           2,110
      TRAVEL                                 16,569               0
     LEGAL FEES                               3,790           5,285
     ACCOUNTING FEES                          4,200               0
     BANK CHARGES                               347             268
     OTHER OPERATING EXPENSES                 3,428           6,212

TOTAL EXPENSES                              376,489         163,834

LOSS BEFORE UNITED STATES INCOME TAX       (375,007)       (157,841)
     U.S. FEDERAL INCOME TAX                      0               0

NET INCOME (LOSS)                        $ (375,007)     $ (157,841)

BASIC AND DILUTED LOSS PER SHARE          $ (  0.02)      $ (  0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                       19,722,600       9,861,300




              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          DIGITAL WORLD CUP, INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)

              UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
 FOR THE NINE MONTH PERIOD ENDING JUNE 30, 2001  AND FOR THE TWELVE
MONTH
                     PERIOD ENDING SEPTEMBER 30, 2000


CASH FLOWS FROM OPERATING ACTIVITIES:

                                             JUNE 30, 2001  SEPT. 30, 2000

       NET INCOME (LOSS)                       $(375,007)      $(157,841)

ADJUSTMENTS TO RECONCILE NET INCOME
(LOSS) TO CASH FLOW FROM OPERATING
ACTIVITIES;
     SUBSCRIPTION RECEIVABLE                           0           6,426
     DECREASE IN ACCOUNTS RECEIVABLE                   51         (1,137)
     INCREASE IN ACCOUNTS PAYABLE                       0          1,500
     INCREASE IN COMPUTERS AND SERVERS            (21,038)             0
              INCREASE IN NOTES PAYABLE           391,655         (6,545)
     AMORTIZATION OF LICENCE                        8,218         10,751

NET CASH PROVIDED BY
OPERATING ACTIVITIES                                7,843       (146,846)

CASH FLOWS FROM FINANCING ACTIVITIES:

              ACQUISITION OF CAPITAL ASSETS
              AND LICENSE                               0        (13,167)
NET CASH PROVIDED BY
FINANCING ACTIVITIES                                    0         61,584

NET INCREASE (DECREASE) IN CASH                     7,843        (98,429)

CASH, BEGINNING OF PERIOD                         (21,851)        76,578

CASH, END OF PERIOD                              $(14,008)     $ (21,851)




              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
                          DIGITAL WORLD CUP, INC.
                UNAUDITED CONSOLIDATED STATEMENT OF DEFICIT
                         (UNITED STATES DOLLARS)

 FOR THE NINE MONTH PERIOD ENDING JUNE 30, 2001  AND FOR THE TWELVE
               MONTH PERIOD ENDING SEPTEMBER 30, 2000




                                    JUNE 30, 2001    SEPT.30, 2000



DEFICIT, BEGINNING OF PERIOD       $  (170,038)          ($12,197)

DIVIDENDS PAID                               0                  0

                                      (170,038)          ($12,197)

NET INCOME (LOSS)                     (375,007)          (157,841)

RETAINED EARNINGS (DEFICIT),
 END OF PERIOD                      $ (545,045)         $(170,038)


















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

These financial statements reflect the assets and liabilities of DIGITAL WORLD CUP, INC., A Nevada corporation incorporated on September 3, 1999 and its wholly owned subsidiary, PROGOLFTOURNAMENTS.COM, INC., an Ontario corporation incorporated September 29, 1999 and are prepared on a consolidated basis. The accounts of the subsidiary company are reflected in these financial statements.