Form 10KSB
period 2001-09-30
DIGITAL WORLD CUP INC
filed 2002-01-15
CIK 1099963

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                         FORM 10-KSB

    Annual report pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934
(Mark one)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

[  ] Transition report under Section 13 or 15(d) of the
Securities Exchange Act of 1934.

        For The Fiscal Year Ended September 30, 2001

                   DIGITAL WORLD CUP, INC.
    (Exact name of Small Business Issuer in Its Charter)


                     Nevada                 98-02152222
    (State or other jurisdiction of      (I.R.S. Employer
     incorporation or organization)     Identification Number)

63 Saint Clair Avenue West, Suite 1704
Toronto,  Ontario,  CANADA                    M4V 2Y9
(Address of principal executive offices)     (Zip Code)

                       1-416-962-4508
                 (Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange
Act:

     Title of Each Class      Name of Each Exchange on Which
     To be so Registered        Each Class is to be Registered

           n/a                            n/a

Securities registered under Section 12(g) of the Exchange Act:

               Common Equity, Par Value $.001
                      (Title of Class)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

     State  issuer's  revenues for its  most  recent  fiscal
year.    $134.00

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days: $187,132.50.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: As of January 14, 2002, there were 19,722,600 shares of common stock outstanding.


     Transitional Small Business Disclosure Format   X  No

                   DIGITAL WORLD CUP, INC.
                         FORM 10-KSB
                      TABLE OF CONTENTS


No.       Title                                      Page
                                                      No.

                           PART I

Item 1.   Description of Business                          1
Item 2.   Description of Property                          9
Item 3.   Legal proceedings.                               9
Item 4.   Submission of Matters to a Vote of Security
          Holders                                          9

                           PART II

Item 5.   Market for Common Equity and Related Stockholder
          Matters                                         10
Item 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations             15
Item 7.   Financial Statements                            28
Item 8.   Changes in Disagreements with Accountants on
          Accounting and Financial Disclosure.............28

                          PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of
          the Exchange Act.......29
Item 10.  Executive Compensation......                    31
Item 11.  Security Ownership of Certain Beneficial Owners
          and Management..                                33
Item 12.  Certain Relationships and Related Transactions  34
Item 13.  Exhibits, List and Reports on Form 8-K          35
          Signatures             .........................39



                             PART I

Item 1.   Description of Business.

General

DIGITAL WORLD CUP, INC. was incorporated under the laws of the State of Nevada on September 3, 1999, and is in its early developmental and promotional stages. We are not operational and our only activities have been organizational, directed at acquiring its principal asset, raising its initial capital and developing its business plan. We have not started commercial operations and do not have any full time employees. We own no real estate.

The principal asset of DIGITAL WORLD CUP, INC., referred to above is the Internet golf game itself. It was conceived and refined by Sandy Winick, a Director and the Treasurer of DIGITAL WORLD CUP, INC.. It was obtained in exchange for 1,000,000 shares of common stock. An important part of the principle asset and the projected business is the name "DIGITAL WORLD CUP, INC.".

DIGITAL WORLD CUP, INC. has purchased its name for use on the Internet and has established its Website and online store. No Internet tournaments can be played until the computer game is successfully converted for Internet use. The DIGITAL WORLD CUP, INC. home page is up on the Internet under www.DIGITAL WORLD CUP, INC. and is in the process of being refined.

DIGITAL WORLD CUP, INC. was formed to take advantage of the
popularity of both the Internet and the game of golf.   The
online Internet golf game combines the skills necessary to play golf, the use of a computer and the thrill of playing for substantial cash prizes. The growth of the Worldwide Web and the game of golf all over the world is wrapped up in one package in the DIGITAL WORLD CUP, INC. online game.

The Game and how it is played.

A portion of the golfing public watches with interest the results of the four major golf tours in the world and note the results of the weekend tournaments. Every radio and TV station in the US and Canada as well as daily newspapers give detailed reports on weekly tournaments. Golf tournaments are carried live on most TV networks such as CBS, NBC, ABC and FOX in the US; CBC, CTV and Global in Canada. Cable sports channels such as ESPN and FOX SPORTS also carry live tournaments. There are several magazines and cable channels devoted entirely to the game of golf. There is coverage on radio, TV, newspapers and magazines in Europe and Asia.
DIGITAL WORLD CUP, INC. has developed an online Internet golf game and business plan that is designed to take advantage of this interest in the game of golf and the growth of the Internet and the Worldwide Web. The at-home computer players will have the opportunity to play a computer golf game that resembles the tournaments the professional golfers are playing on the same weekend and play for cash prizes. Our online tournament game resembles the Professional tournament in that the course will be the exact same course that the professionals play, only digitized and converted to an electronic format for play on the Internet.

The business plan calls for one-half of each entry fee to be set aside for prize money. The purse each weekend will be progressive; that is, the size of the award will increase proportionately with the number of players. Each entry in the online tournament will cost $10.00. For a person to enter a DIGITAL WORLD CUP, INC. tournament, that person will log on to our Internet site, register to play and pay through the use of a credit card. Once they have finished this process they are then eligible to play the tournament. Anyone may enter more than once as long as the $10.00 fee is paid for each entry on or before Thursday of each week.

Each entrant will play four rounds on their computer: one on Thursday, one on Friday, one on Saturday and one final round on Sunday. These rounds will follow the same format as the professionals, one round each day. The difference in our game is that each round can be played any time during that twenty-four hour period. The computer players will have the same decisions to make as their professional counterparts: distance to the green, what club to use. There will be no elimination of players in the computer tournaments, thereby giving every participant an opportunity to get into the prize money by pulling out a come-from-behind outstanding final round. On the actual professional golf tour, the field for the final two rounds is reduced to the
seventy best scores after the second round.   Those who do not
make the top seventy are cut from the ability to play the final two rounds and earn a share of the prize money. This is referred to as the "cut". Having no cut in the online tournament will result in more activity in the final rounds.

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

Anyone in the world will have an opportunity to play in a game resembling some of the most prestigious tournaments such as the British Open or the Masters. In fact, anybody will have the opportunity to play an Internet game resembling any tournament held on the four major tours: PGA, LPGA, Senior PGA and the European tour. There is a possibility that some jurisdictions in the world may prohibit its citizens from participating in the online tournaments. This prohibition could be for economic or political reasons. Some countries may have a problem with their citizens playing a US based game, golf, that in some minds is an elitist pastime or the prohibition could stem from currency restrictions. Others might prohibit receiving a prize or prizes, if one or more were won. This, again, could be for political or religious reasons. If either of these situations should arise our business plan might not be fully implemented.

As in most Internet applications, there is no certain way of determining or confirming age of players. DIGITAL WORLD CUP, INC. will include a provision in the entry form whereby the registrant confirms that he or she is 21or older. There is no certain way that we can confirm a person's age over the Internet. We will ask the question on the registration form to limit any potential liability.

Management has made extensive inquiries and can find no prohibition for the offering of prizes on Internet games. Our game is keyed to individual skill in playing the game of golf.
Both professional and amateur golf tournaments regularly give prizes to winners.

All participants will be playing on a level playing field with no handicaps or other aids to improve a score. No computer golfer will have an advantage over another other than individual skill and ability

Joint promotions are planned with some cable TV networks, the major tours, golf publications and the manufacturers of golfing equipment, however no contracts have been entered into. Preliminary conversations have taken place with many of these enterprises. In every case, commitment has been deferred until after the Internet game is in place and the whole online package can be assessed. Should all of those concerns decide not to cross-promote, DIGITAL WORLD CUP, INC. would be forced to pay for most or all of its promotion itself. This would result in a pressing need for new capital injections, which may or not be available on terms acceptable to DIGITAL WORLD CUP, INC.. Management has investigated the cost of advertising and promotion in North America. In the event no cross-promotion is available they estimate this could cost up to $5,000,000.

Our game will be available anywhere that there is Internet service. We could have players from every continent and every country in the world. The only hindrance would be being unable to access the Internet and lack of an acceptable credit card.

DIGITAL WORLD CUP, INC.'s website was developed and is being currently operated by a design firm that specializes in designing and developing websites. We presently do not have the expertise or personnel to operate our own website. If and when our revenues warrant it, we will hire technical staff to take over operation of the website. Until then we are dependent on an outside party.

Our website has various links with other golf and non-golf websites. As we add other companies to help in the cross promotion we will be adding their banners to our link page of our website and in return, they will add our banner to their website. This will enable visitors to their website to quickly and easily link back to our website. This is the concept of cross promotion between websites.


INDUSTRY CONDITIONS, TECHNOLOGY AND COMPETITION

DIGITAL WORLD CUP, INC. does not yet know whether adapting computer golf to the major golf tournaments will be a feasible moneymaking venture. We are not aware of any other concern offering the same type of game. Each tour has a weekly tournament. Each week our golf course layouts and photo graphics will change. For a complete explanation, see: "The Game and how it is played".

Our technology and exposure to potential competition

DIGITAL WORLD CUP, INC. will not be developing any new technology but will be utilizing existing technology that is readily available on the market. The process of combining the computer golf game with the various professional tour events that are held on a weekly basis throughout the year, with the ability to accept payment to play these tournaments over the Internet and monitor every participant's scores can be duplicated. All a potential competitor would require is the resources and the time. All professional golf tours publish their annual list of scheduled events well in advance.

We have what we believe is the best computer golf game available.
We have licensed it from Psygnosis, Ltd.   We are in the process
of making arrangements for the conversion of the computer golf game to an Internet golf game with a software development company, but as yet we have not contracted this process out to
anyone.   This should be done by September 1, 2000.  The
estimated cost of development of the software is approximately $150,000. There are several hosting companies in North America that are capable of handling the necessary requirements of an Internet based game. We have not yet contracted with any company to host our game for us but we expect to select one by September 30, 2000.

The software development company that we hope to contract to do the conversion of the computer game to the Internet game will also incorporate the score keeping function into the software package.

Credit card processing software is readily available and adaptable. There are several third party credit card processing services available should we decide to use one of their services.
We have made no decision as to which, if any, we will use.

We require two third party service providers for our business, one for hosting our web site and the other for the processing of credit card transactions. There are many companies in existence in North America providing each of these services. Should we have any problems we believe it would not be difficult to move to another supplier very quickly. We would suffer some short-term losses but would continue to be in business. These software packages and/or service providers are also available to a potential competitor.

The steps that are required for the game to be operational are as follows:

     1) Finalize contract to convert computer game to Internet game.
     2) Contract with Credit Card processing company to process entry fee payments.
     3) Contract with an Internet service provider to host the game for us.

Once these steps have been taken we should be ready to launch our first tournament and accept entry fees.

The intellectual property of DIGITAL WORLD CUP, INC. was developed by Psygnosis Ltd. who licensed it to us. Our license
is an exclusive agreement.   We are the only company that is
entitled to use their technology on the Internet. We have employed outside website designers to develop the existing website that we have available on the Internet. We have not begun the process to covert the PC game to and Internet based golf game. Psygnosis employed a golf game development company in London, England to develop the game originally. We have contacted that company and several others and are in discussions with all of them about converting the game for play on the Internet and for new courses in the future. We anticipate that the game will be ready for play in late November or early December, 2000. Our time frame is to launch the game January 1, 2001. We will be launching one tour at a time.

There are existing PC golf games in the marketplace that are available today besides the Psygnosis game. The same processes employed by our company to come to market are available to any other company that wishes to do so.


Our start up activities to date:

     -      Our website is developed and up.
     -      We have completed our license agreement with Psygnosis
       Ltd. for their golf game to be converted to use on the Internet.
     - We have contacted and had conversations with several golfing and non-golfing companies to cross-promote our game.
     - We have contacted several software developers regarding the conversion of the game for play on the Internet.
     - We have talked to Credit Card processors but have not chosen one.
     - We have talked with some Internet service providers and plan to select one as soon as we have finished evaluating their service and costs.
     -      We have made contact with the major golf organizations;
       the PGA, LPGA, Senior PGA and the European PGA and begun the dialogue to gain their cooperation.
           We have had discussions with several golf magazines, cable channels and equipment manufacturers and are optimistic about their cooperating with us.
     - We have contacted several private sources of capital but as yet have no commitments.
           We have a working relationship with a golf fulfillment company. It will pay us a percentage on any purchases made from our online golf store.

While the above list includes a variety of issues that must be dealt with before our online golf tournaments can be commenced, we have solidified two situations that are key assets, along with the basic idea for the game and business plan. They are:

-    The development of our website at a cost of $4,395
- The executing of our contract with Psygnosis Ltd. for their computer golf game "Pro 18 World Tour Golf". We have paid one-half of the advance royalties due under the terms of the contract in the amount of $5,000 plus the expenses associated with acquiring the contract of $3,200.

All other expenditures are associated with ongoing discussions and negotiations with other service providers along with normal office expenses.


EMPLOYEES

DIGITAL WORLD CUP, INC. is a development stage company and currently has no employees. Management plans to use consultants, attorneys and accountants as necessary and does not plan to engage any full-time employees until shortly before we are ready to begin play. If DIGITAL WORLD CUP, INC. establishes the feasibility of their concept and successful implementation of their business plan, one or more people will be needed to handle administration, computer programming and marketing. A portion of any employee compensation likely would include the right to acquire stock in DIGITAL WORLD CUP, INC., which would dilute the ownership interest of holders of existing shares of common stock.



Item 2.   Description of Properties.

Digital World Cup, Inc. currently maintains limited office space, provided by its CEO, Mr. Levine, for which it pays no rent.

Item 3.Legal Proceedings.

      The Registrant is not involved in any legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended
September 30, 2001.



                             PART II


Item 5.   Market For Registrant's Common Equity and Related
      Stockholder Matters.
MARKET PRICE OF, AND DIVIDENDS ON, CAPITAL STOCK AND OTHER
SHAREHOLDER MATTERS

The securities of Digital World Cup, Inc. are quoted in the NASD OTCBB under the symbol DGWD. No other established public trading market exists for Digital World Cup securities. Digital World Cup has an outstanding purchase option for 3,287,100 shares (25% of the company) Digital World Cup has no other securities convertible into its common equity. The market price as of the close of business on January 11, 2002 was $0.19 per share. The 52 week range has been between $0.15 and $1.875.

As of September 30, 2001, there were 19,722,600 shares of common stock outstanding, held by approximately 60 shareholders of record. Approximately 7,485,300 of Digital World Cup outstanding shares are eligible for resale pursuant to SEC Rule 144.

To date Digital World Cup has not paid any dividends on its common stock and does not expect to declare or pay any dividends on its common stock in the foreseeable future. Payment of any dividends will depend upon Digital World Cup future earnings, if any, its financial condition, and other factors as deemed relevant by the Board of Directors.

Item 6.   Management's Discussion and Analysis or Plan of
Operations.

               MANAGEMENT DISCUSSION AND ANALYSIS

Discussion

This was a very exciting and challenging year for the company. It was exciting in the fact that the company has moved forward on several fronts-the biggest being the game itself. The company now feels they are finally ready to launch. If everything goes as planned the launch should be in the spring of 2002. Several challenges have occurred over the past year, most significant being the continuous need for capital by the company to support the development of the game until it goes to market.

In addition to the successes and challenges the company faced during the year, the company made a significant change in its overall direction by changing its name from progolftournaments.com to DIGITAL WORLD CUP, INC. This change better reflects the overall direction and continuous business model the company will be pursuing. The new name DIGITAL WORLD CUP, allows the company to bring on more games after the golf with similar business models and each game will be part of the "Digital World Cup" of golf, or racing, or pool, etc. The branding of the company becomes much easier and the theme is carried from one venue to the next without losing the continuity that the Company is trying to build. The overall branding becomes much dynamic with a common theme and name between names of games. This the company feels was a very significant step forward for the future of the company and the brand.

The company has spent the last year developing the golf game with its development partners-Poptronik's. They have made several improvements to the game to make the overall presentation incredible. It will give the players all the experiences that true gamers want in this environment. In addition to the those improvements the Company has pushed forward in partner itself with the best online promotional situation that it could even hope for-CBS Sportsline. The people at CBS will be promoting the game on national televised PGA golf tournaments during the upcoming 2002 season. This will give the game incredible exposure to national televised audiences and right after its biggest target market. The negotiation of this contract went on for nearly six months but through hard work by management and a focused effort they we able to bring the CBS contract home to the company. The contract calls for a significant monetary commitment on behalf of the company of $290,000 payable $70,000 November 30 (payment has been made) $100,000 January 31 and $120,000 March
31. The company will have to raise funds from existing shareholders or borrow the funds to meet its obligations.

Other positive developments have been that the company has made excellent contacts in the golfing business through Poptroniks and through a company called Geogolf out of North Carolina. Geogolf maps out courses all over the world for several clients including the PGA, and Arnold Palmer Designs as well as many others. The significance of this relationship is that the data that Geogolf gathers can be used to add courses to the game. They can also be used to market resorts that cater to golfers and to developers who want to market their new course and real estate to potential buyers, just to name a few of the uses. This is an added benefit to the game itself.

Although these developments have triggered other interest in the game and concept the main focus has been and will always be the pay-for-play format.

Management will continue to focus on the game and its markets as well as look for new revenue streams such as private branding of the game and corporate tournaments. 2002 should be a very exciting year with the launch of the game.

Analysis

The financial position of the company is broken down as follows;

Balance Sheet

The assets of the company have not significantly changed since last year going from $92,276 to $80,533. The company added over $17,000 in capital assets being severs to host the game while outstanding notes were paid back to the company. The company amortized over $17,000 of the license over the past year.

The most significant changes have occurred in the liability section of the balance sheet where the accounts payable has gone up over $160,000. Most of this is owed to Poptroniks for the game development. Next the notes payable has gone up over $500,000. These are advances for shareholders and management to support the ongoing development costs which were almost $600,000 this past year. The shareholders equity section has gone for a positive balance to a significant negative balance of over $670,000. This is a result of the fact the company writes off in the year incurred all its development costs, it does not capitalize them and amortize them over the life of the product. No new shares were issued during the year.

Statement of Operations

The company has not stated to earn any revenues. Costs to maintain the company and develop the game were significantly more in 2001 ($678,276) than in 2000 ($163,834). The biggest increase coming in the development costs - 2001 $594,701 as oppose to 2000 costs of $104,409. Other areas that costs increased in were professional fees up over 100% in 2001, stock transfer fees, management fees, and amortization expense. Decreases in costs to run the operation were seen in advertising and promotion, telephone, travel and office supplies.

The overall loss per share increased from $0.01 in 2000 to a loss of $0.03 in 2001.

The company feels that this year it will not incur any more losses as all the major development costs have been spent and that it will turn a small profit once the game is launched. Should there be more delays in the launch of the game that profit forecast could turn into a small loss position.


Item 7. Financial Statements and Supplementary Data.

    Financial Statements are referred to in Item 13, listed in Part F/S and filed and included elsewhere herein as a part of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements With Accountants on
        Accounting and Financial Disclosure.

      As of September 30, 2001, the Registrant's principal independent accountant had not resigned, declined to stand for re-election, nor were they dismissed. The principal accountant's report on the financial statements for the last two years contains no adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope, or accounting principles. There have been no disagreements with any former accountants or any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                            PART III

Item 9. Directors and Executive Officers of the Registrant.

The following table sets forth the name, age and position of each director and executive officer of Digital World Cup, Inc.:

Name                    Age                 Position
Howard I. Klein         43             President,
Secretary,
Director

Michael R. Levine       52             Vice President, Director

Sandy Winick            41             Treasurer, Director

Howard I. Klein became Digital World Cup President, Secretary and Director in September, 1999. For the past twenty years, in fact all of his adult working life, Mr. Klein has been involved with the printing and graphics industry, beginning as the proprietor of a Minuteman Press franchise in 1979. Mr. Klein has recently sold his interest and resigned his position as CEO and Managing Partner of Kleinbar Graphics, Inc. of Markham, Ontario. He is currently the print buyer for Dupleum Corp. Mr. Klein holds C.G.A.E. certification from Northwestern University, Evanston, IL in the fields of Production, Financial and Sales Management.

Michael R. Levine became Digital World CupVice-President and Director in September, 1999. Mr. Levine is currently the Co-founder and President of Danbury Financial Corp., an asset based lender specializing in short term loans on machinery, equipment and rolling stock. From 1985 through 1999 Mr. Levine served as President of Upper Canada Equity Development, Inc. He received a BSc degree from Sir George Williams University, Montreal, Quebec; MBA from
University of Western Ontario, London, Ontario and received the designation of Certified General Accountant in 1986.

Sandy Winick became Digital World Cup Treasurer and Director in September, 1999. He is currently Vice-President of Danbury Financial Corp., providing liaison with clients, negotiation of funding agreements, creating new business and monitoring that company's entire loan portfolio. For the two-year period, 1997 to 1999, Mr. Winick served as CEO of Millenia Corporation; a US publicly traded company. His duties there, in addition to day-to-day administration, included funding, acquisition and consolidation of several businesses and completing a reverse takeover with a private company. Previous activities include serving as an independent financial consultant with Madison Consulting Group from 1992 through 1996; President and CEO of Naturally Niagara Inc., a full service beverage manufacturer and distributor from 1991 to 1992 and from 1989 to 1991, President of Payless Furniture, a thirteen-unit chain of furniture stores. Mr. Winick is the originator of the Digital World Cup online Internet golf game.

The directors named above will serve until the first annual meeting of Digital World Cup shareholders. Thereafter, directors will be elected for one-year terms at the annual shareholders' meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement. No employment agreements currently exist or are contemplated. There is no arrangement or understanding between the directors and officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

None of the directors and officers has any arrangements with each other regarding serving on the board. They are personal and business acquaintances and all share an avid interest in golf.

The directors and officers of Digital World Cup will devote their time to Digital World Cup affairs on an "as needed" basis. As a result, the actual amount of time, which they will devote to Digital World Cup is unknown and is likely to vary substantially from month to month.


ITEM 10.  EXECUTIVE COMPENSATION

No officer or director has received any remuneration from Digital World Cup, Inc. Although there is no current plan in existence, it is possible that Digital World Cup will adopt a plan to pay or accrue compensation to its Directors and Officers for services related to the implementation of the concept and business plan.
Digital World Cup has no stock option, retirement, incentive, defined benefit, actuarial, pension or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future. The Company does not have a policy established for non-cash remuneration or reimbursement for Directors and Officers.

Digital World Cup has no employment contract or compensatory plan or arrangement with any executive officer. The directors currently do not receive any cash compensation from Digital World Cup for their service as members of the board of directors. There is no compensation committee and no compensation policies have been adopted. See "Certain Relationships and Related Transactions."


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

The following table sets forth as of September 30, 2001, Digital World Cup outstanding common stock owned of record or beneficially by each executive officer and director and by each person who owned of record, or was known by Digital World Cup to own beneficially, more than 5% of the Company's common stock and the shareholdings of all executive officers as a group.

Class      Name and Address      Shares Owned   Percentage of Class

Common    Howard I. Klein               901,000      9.14
          6844 Johnson Wagon Crescent
          Mississauga, ON L5W 1B1

Common
          Michael R.  Levine              -0-         -0-
                    63 St. Clair Avenue, West
                    Suite 1704
                    Toronto, ON M4V 2Y9

Common        Sandy Winick**           1,475,000     14.96
               6021 Yonge Street
               Suite 212 Toronto, ON M2M 3W2

Common         Mary McGowan*            2,700,000    27.38
                    1839 Walkers Point Road
                    Gravenhurst, ON P1P 1R3

Common         Lynn Stewart             1,000,000     10.14
                    RR #2
                    Mount Forrest, ON N0G 2L2

All Officers and
Directors as a group                    2,376,000     24.10

* Mary McGowan is a close associate of Mr. Levine.  Ms
McGowan has her own independent means and both deny any beneficial ownership of her shares by Mr. Levine.

** Includes 475,000 shares owned by Jodi Winick, wife of Sandy Winick and which may be considered to be beneficially owned.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No director, executive officer or nominee for election as a director of Digital World Cup and no owner of five percent or more of the outstanding shares or any member of their immediate family has entered into or has proposed any transaction in which the amount involved exceeds $10,000.00. Mr. Levine and Mr. Winick are both involved in Danbury Financial Corp., a company having no direct or indirect affiliation with Digital World Cup, Inc.

Mr. Winick could be considered a promoter of Digital World Cup, Inc. He exchanged the business concept of the Internet golf tournaments and an initial business plan for 1,000,000 shares of common stock at a deemed price of $1,000 or $0.001 per share. Mr. Winick's costs are difficult to determine. Time spent developing the idea and the business plan at any reasonable rate would exceed the deemed price. If Digital World Cup succeeds in implementing its business plan, it is not inconceivable that one or all of the above-mentioned individuals could become its full-time employees and executives.


DISCLOSURE OF COMMISSION POSITION ON INDEMNIFICATION FOR
SECURITIES ACT LIABILITIES

The Bylaws of Digital World Cup provide that the Company will, absence a finding of negligence or misconduct in the performance of duty, indemnify its officers and directors for costs and expenses incurred in connection with the defense of actions, suits or proceedings against them on account of their being or having been directors or officers of Digital World Cup, Inc.
Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors officers or persons controlling Digital World Cup and pursuant to the forgoing provisions, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No director, executive officer or nominee for election as a director of Digital World Cup and no owner of five percent or more of the outstanding shares or any member of their immediate family has entered into or has proposed any transaction in which the amount involved exceeds $10,000.00. Mr. Levine and Mr. Winick are both involved in Danbury Financial Corp., a company having no direct or indirect affiliation with Digital World Cup, Inc.

Mr. Winick could be considered a promoter of Digital World Cup, Inc. He exchanged the business concept of the Internet golf tournaments and an initial business plan for 1,000,000 shares of common stock at a deemed price of $1,000 or $0.001 per share. Mr. Winick's costs are difficult to determine. Time spent developing the idea and the business plan at any reasonable rate would exceed the deemed price. If Digital World Cup succeeds in implementing its business plan, it is not inconceivable that one or all of the above-mentioned individuals could become its full-time employees and executives.


DISCLOSURE OF COMMISSION POSITION ON INDEMNIFICATION FOR
SECURITIES ACT LIABILITIES

The Bylaws of Digital World Cup provide that the Company will, absence a finding of negligence or misconduct in the performance of duty, indemnify its officers and directors for costs and expenses incurred in connection with the defense of actions, suits or proceedings against them on account of their being or having been directors or officers of Digital World Cup, Inc.
Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors officers or persons controlling Digital World Cup and pursuant to the forgoing provisions, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.




Item 13.                   Index to Exhibits and reports on
Form 8-K..


      The following list describes the exhibits filed as part of this Annual Report on Form 10-KSB.



Exhibit         Name                     Page

  3.1      Articles of Incorporation*
  3.2           Bylaws*
  5.1             Opinion re: Legality*
  10.1          Psygnosis Ltd. Contract*
  10.2          V-Store Agreement*
  23.1          Consent of Independent Auditors
  23.2          Consent of Counsel (see Exhibit 5.1)*


* Previously submitted

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


                          PART F/S

      The following financial statements are submitted pursuant to the information required by Item 310 of Regulation S-B:


To The Board of Directors and Shareholders of
Digital World Cup, Inc. and Subsidiary


We have audited the consolidated balance sheet of Digital World Cup, Inc. and Subsidiary - (A Development Stage Enterprise) as of September 30, 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for the period September 3, 1999 (date of inception) to September 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We did not audit the consolidated financial statements of Digital World Cup, Inc. and Subsidiary for the period September 3, 1999 (date of inception) to September 30, 1999. The consolidated financial statement amounts of the statements of operations, cash flows and changes in shareholders' equity for such period are encompassed in the cumulative financial statements for the period September 3, 1999 (date of inception) to September 30, 2001. The consolidated financial statements for all periods prior to October 1, 1999 were audited by other auditors whose reports expressed an unqualified opinion on those statements, and our  opinion,  in  so far as it relates to amounts  for  the period from inception to September 30, 2001 in the cumulative totals for the consolidated statements of operations, cash flows and changes in shareholders' equity is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Digital World Cup, Inc. and Subsidiary as of September 30, 2001 and the results of its operations and its cash flows for the period September 3, 1999 (date of inception) to September 30, 2001 in conformity with generally accepted accounting principles.


"MacCallum Horn"



MACCALLUM HORN
Chartered Accountants


Edmonton, Alberta
December 14, 2001








	DIGITAL WORLD CUP, INC. AND SUBSIDIARY
	(A DEVELOPMENT STAGE ENTERPRISE)
	CONSOLIDATED FINANCIAL STATEMENTS
	September 30, 2001













TABLE OF CONTENTS
							Page

Auditor's Report						                   1

Consolidated Balance Sheet						       2

Consolidated Statement of Operations 					 3
	Years ended September 30, 2001 and 2000 and cumulative period September 3, 1999 (inception) to September 30, 2001


Consolidated Statement of Cash Flows					 4
	Years ended September 30, 2001 and 2000 and cumulative period September 3, 1999 (inception) to September 30, 2001


Consolidated Statement of Changes in Shareholders' Equity	       5
Years ended September 30, 2001 and 2000 and cumulative period September 3, 1999 (inception) to September 30, 2001


Notes to Consolidated Financial Statements				 6-10







DIGITAL WORLD CUP, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEET AS AT SEPTEMBER 30, 2001


									2001		2000
A S S E T S		                                      $           $

CURRENT
	Accounts receivable					-		1,137
	Prepaid expenses						5,067		6,545
	Note receivable						-		9,318

									5,067		17,000

LICENSES (Note 3)							57,525	74,791

CAPITAL ASSETS (Note 4)						17,941	485

									80,533	92,276

L I A B I L I T I E S

CURRENT
	Bank indebtedness						13,965	21,851
	Accounts payable and accrued				162,340	1,760
	Notes payable (Note 5)					575,289	61,584

									751,594	85,195

S H A R E H O L D E R S'   D E F I C I E N C Y

COMMON STOCK
	 $.001 par value, 50,000,000 shares authorized
	19,722,600 issued and outstanding			9,861		9,861

PREFERRED STOCK
	$0.001 par value, 10,000,000 shares authorized
	None issued						  		-	-
ADDITIONAL PAID IN CAPITAL					167,258	167,258

DEFICIT, accumulated during the development stage	(848,180)  (170,038)

TOTAL SHAREHOLDERS' (DEFICICIENCY) EQUITY	            (671,061)    7,081

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY		 80,533     92,276







DIGITAL WORLD CUP, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF OPERATIONS
For The Years ended September 30, 2001 and 2000 and
Cumulative Period September 3, 1999 (Inception) to September 30, 2001


										Sept. 3, 1999
                  							(Inception) to
                                          2001     2000	Sept. 30, 2001
				   	$			$			$

REVENUES
	Interest income				104      4,621		4,751
	License revenue	                   30 	   1,372 	 	1,402

							134	   5,993    	6,153

OPERATING EXPENSES
	Stock transfer fees			4958  	-	      4,958
	Management fees				16612 	-		16,612
	Web site development costs		594,701  104,409 		699,109
	Advertising and promotion		19,671   29,384 		50,520
	Amortization				20,369   10,751 		31,120
	Travel					4,980    6,212 		11,192
	Professional fees				11,463   5,285		26,448
	Rent						4,229    3,309 		7,537
	Telephone					224 	   2,110          2,333
	Office supplies				405 	   2,106 		2,512
	Bank charges				664 	   268 		932
	Organizational expenses			-        -			1,060

							678,276  163,834        854,333

NET LOSS						(678,142)(157,841)      (848,180)

ACCUMULATED DEFICIT, BEGINNING OF PERIOD	(170,038)(12,197)	      	-

ACCUMULATED DEFICIT, END OF PERIOD	      (848,180)(170,038)	(848,180)


BASIC AND DILUTED LOSS PER SHARE		(0.03)	(0.01)	  (0.04)


WEIGHTED AVERAGE NUMBER OF COMMON
	SHARES OUTSTANDING			19722600   19722600      19722600










DIGITAL WORLD CUP, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOWS
For The Years ended September 30, 2001 and 2000 and
Cumulative Period September 3, 1999 (Inception) to September 30, 2001




										                Sept. 3, 1999
												    (Inception) to
								   2001	     2000	    Sept. 30, 2001
CASH FLOWS FROM (USED FOR) OPERATING	           $	     $	    $
 ACTIVITIES
 Net Loss						         (678,142)     (157,841)  (848,180)
 Common stock issued for services			   -			-	     1,000
 Adjustments to reconcile net loss to cash flow
 from operating activities - amortization		   20,369 	      10,751     31,120
 Changes in assets and liabilities
	- subscription receivable	               -			6,426      -
	- accounts receivable				   1,137 		(1,137)    -
	- prepaid expense				         1,478 		(6,545)    (5,067)
	- accounts payable				   160,580 		1,500      162,340

NET CASH USED IN OPERATING ACTIVITIES	         (494,578)	(146,846)	(658,787)

CASH FLOWS FROM INVESTING ACTIVITIES

	Notes receivable					    9,318 		 (9,318)	 -
	Acquisition of capital assets			    (20,559)	 (524)	 (21,083)
	Acquisition of license				    -		       (3,325)	 (3,325)

								    (11,241)        (13,167)    (24,408)

CASH FLOWS FROM FINANCING ACTIVITIES

	Notes payable			                 513,705        61,584 	   575,289
	Issuance of shares					-			-	   93,941

								     513,705 	  61,584       669,230
NET INCREASE (DECREASE)  IN CASH AND
CASH EQUIVALENTS FOR THE PERIOD			     7,886 	        (98,429)     (13,965)

CASH AND CASH EQUIVALENTS (NET OF BANK
INDEBTEDNESS), BEGINNING OF PERIOD 	                 (21,851)	   76,578 		-

CASH (NET OF BANK INDEBTEDNESS),
END OF PERIOD						     (13,965)        (21,851)	    (13,965)

SUPPLEMENTAL NON-CASH FINANCING
ACTIVITIES
	Issuance of common stock for services and
	software license						-		    82,178 	     83,178

See Accompanying Notes






DIGITAL WORLD CUP, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For The Years ended September 30, 2001 and 2000 and
Cumulative Period September 3, 1999 (Inception) to September 30, 2001





				    			       			Deficit
						       				Accumulated
					      	Common 	Additional	During the	   Total
				     Common 	Stock		Paid In	Developmental  Shareholders'
				     Stock		Amount	Capital	Stage		   Equity
				 	       	$		$		$		    $

Balance
September 3, 1999	           -		-		-		-	          -

Shares issued for cash
September 30, 1999	     8,861,300 	8,861 	85,080 	-		    93,941

Shares issued for services
September 30, 1999	     1,000,000 	1,000 	-		-		    1,000

Net Loss - September 30,
1999	                       -		-		-		(12,197)	    (12,197)

Balance,
September 30, 1999	     9,861,300 	9,861 	85,080 	(12,197)	     82,744

Issue of options in
conjunction with Software
License Agreement		     -		-		82,178 	 -	           82,178

Net Loss - September
30, 2000                     -		-		-		(157,841)        (157,841)

Balance,
September 30, 2000	     9,861,300 	9,861 	167,258 	(170,038)		7,081

2 for 1 stock split	     9,861,300 	-		-		-		      -
January 30, 2001

Net Loss - September
30, 2001	                 -		-		-		(678,142)		(678,142)

Balance,
September 30, 2001	     19,722,600 	9,861 	167,258 	(848,180)		(671,061)




DIGITAL WORLD CUP, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001


1.	ORGANIZATION

	Digital World Cup, Inc. (the company) is a development stage company. The company was organized under the laws of Nevada on September 3, 1999. The wholly owned subsidiary, Progolftournaments.com.Inc. is a Ontario, Canada corporation incorporated September 29, 1999. The company's activity is directed at converting personal computer based games into games that are able to be played on the Internet. The company is also developing it's web site and developing strategic partnerships to help promote the games and website.






The financial statements are presented in U.S. dollars and are prepared in accordance with U.S. generally accepted accounting principals


2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	a)	Basis of Financial Statements

The financial statements reflect the assets and liabilities of Digital World Cup, Inc., a Nevada Corporation, and its wholly owned subsidiary, Progolftournaments.com. Inc., an Ontario Corporation.


These financial statements are prepared on a consolidated basis. The accounts of the subsidiary company are reflected in these financial statements. All material inter-company accounts and transactions have been eliminated.



	b)	Use of Estimates

		Management uses estimates and assumptions in preparing
            financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported revenues and expenses. Actual results could differ from these estimates.



	c)	Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur upon exercise of options or warrants.
As the options are antidilutive, basic and diluted loss per share are the same for periods presented. The basic and diluted losses per share calculated for the comparative figures have been re-stated to relect the two for one stock split that occurred during the year.





	d)	Revenue Recognition

		The company is a development stage enterprise and accordingly has no significant operations and revenue. The company expects to generate revenue when their online golf tournament and other games commence and will be charging a fee each time the games are played. The company will recognize game revenue on the gross basis and will accrue game revenue as the service is provided. All prize pool payouts and royalty payments related to game revenue will be accrued and expensed as it relates to revenue generated. Advertising revenue will be recognized on the gross basis and accounted on the accrual basis as the advertising is provided.
All payments relating to advertising revenue will be accrued and expensed as it relates to the revenue generated.













DIGITAL WORLD CUP, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001


2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	e)	Development Costs

		The company expenses all costs associated with the development of the Website and Internet games as incurred.


	f)	Financial Instruments

		The carrying amounts of cash, accounts receivable, note payable and accounts payable approximate fair market value because of the short term maturity of those items.



	g)	Cash and Cash Equivalents

		Cash and cash equivalents includes cash on hand and cash on deposit in financial institutions. The company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.



	h)	Capital Assets

		Capital assets are recorded at cost. Amortization is provided using the straight-line method which is sufficient to amortize the cost of assets over their estimated useful lives at the following rates:


		Furniture and fixtures	20%
		Computers			25%

3.	LICENSES
						Accumulated		 Net Book Value
				Cost		Amortization	2001		2000
				$		$			 $		 $

Software license		82,178	24,653		57,525	73,960
Casino Service license	3,325		3,325			- 		831

				85,503	27,978		57,525	74,791

	During the year, $17,266 (2000 - $10,712) of amortization was recorded.

	Software License

The company has entered into a software license agreement with Psygnosis Ltd., the owner of the personal computer software program known as Pro 18 World Tour Golf and other games ("the games"). The company has been granted an exclusive five (5) year contract to advertise, promote and market the internet version of the games. The company has an option to renew the contract for a further five years if Psygnosis Ltd. receives at least $5 million in royalties during the initial term. The company also has access and the right of first refusal of any other games that Psygnosis Ltd. owns.





DIGITAL WORLD CUP, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001


3.	LICENSES (continued)

	The terms of the contract require that the company develop the internet version of the games at its cost. Psygnosis Ltd. will contribute $100,000 toward the development of the software. This amount will be paid to Psygnosis Ltd. by way of a reduction of royalties otherwise payable. The contribution to the development costs will be recognized as the royalties become payable as Psygnosis Ltd. is not required by terms of the contract to provide any direct funding of the development costs.
The royalties expense will be recorded as required by terms of the contract with a corresponding reduction of the development costs associated
with the game.  Psygnosis Ltd. will	be entitled to royalties of 25% of the
gross game revenues net of prize pool pay out and 12.5% of gross advertising revenue. Minimum royalty payments of $1 million per year are required to maintain exclusive contract rights to the games. The company has advanced $5,000 to Psygnosis Ltd. as a royalty advance with a further $5,000 required within 30 days of the internet version becoming available on the internet. These advances will be applied against the royalties payable as the royalties become due.

Psygnosis Ltd. has also been granted an option to purchase 25% of the issued share capital of the company, calculated at 6,574,200 shares, for an aggregate price of $1.  The option is effective to March 17, 2003 or two years after the date of the Initial Public Offering of the company.
In accordance with EITF 96-18 regarding accounting for equity
instruments, the issue of the options are to be	measured as of the date
that the options are granted as well as all performance commitments by Psygnosis Ltd. have been completed. As the options were issued in conjunction with granting of the license by Psygnosis Ltd.
and the fair market value of the license is not readily determinable, the issue of the options will be measured at the value of the optioned shares.  As there is no existing market for the company's shares, the shares will be measured at the last price paid for shares traded between arms length investors in December, 1999.  As a result, the 6,574,200 shares offered at an option price of $1 will be measured at a value of
$0.012 per share for a total value of $82,178 .  Therefore, the software
license granted by Psygnosis Ltd. as part of the option agreement	will be
recorded at $82,178 with a corresponding increase in additional paid in capital. The license will be amortized over five years, being the term of the original contract with Psygnosis Ltd.

4.	CAPITAL ASSETS

					  		Accumulated	   Net Book Value
					  Cost	Amortization   2001	2000
					  $		$		   $		$

	Furniture and fixtures	  524		144		   380      485
	Computers			  20,559	2,998		   17,561   -

				        21,083	3,142		   17,941	485








DIGITAL WORLD CUP, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001


5.	NOTES PAYABLE

	Notes payable are non-interest bearing with no set terms of repayment. Of the total amount of notes payable outstanding, $470,232 are due to officers and/or shareholders of the company.


6.	COMMON STOCK

	The company has authorized 50,000,000 shares of $0.001 par value common stock and 10,000,000 shares of $0.001 par value preferred stock. On September 30, 1999 the company issued 8,861,300 common stock to the founders in exchange for $93,941 cash. Also on September 30, 1999, the company issued 1,000,000 common stock at par value of $0.001 or $1,000 for services rendered.




	On April 26, 2000, the company granted an option to Psygnosis Ltd. to purchase 25% of the issued share capital of the corporation for an aggregate price of $1. As explained in Note 3, additional paid in Capital has been increased by $82,178 to record the value of the software license.



	On January 30, 2001, the company split its common stock two shares for each share outstanding. 9,861,300 shares were issued to shareholders on record as at January 30, 2001.


	Subsequent to the year end, the company issued 3,300,000 common shares for services to be rendered. The value of the services to be received total $330,000.


7.	INCOME TAXES

	Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the carrying amount of existing assets and liabilities for reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years that the temporary differences are expected to reverse. Valuation allowances are established until realization is assured.





	No provision for income taxes has been recognized for the period ended September 30, 2001 as the company has incurred net operating losses for income tax purposes and has no carry back potential.


	Deferred tax assets as of September 30, 2001 consists of:

		Net operating losses carry forward		$	325,624

		Less valuation allowance				(325,624)

		Net deferred tax asset				      -

	As at September 30, 2001, the company has available net operating losses carry-forward of approximately $815,000 which may be applied to federal taxable income.








DIGITAL WORLD CUP, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001



8.	COMMITMENTS

	a)	Subsequent to year end, the company has entered into
an agreement with CBS Sportsline to promote its website. The contract requires the following payments.


		December 1, 2001		$	70,000
		January 31, 2002			100,000
		March 31, 2002			120,000

					      $	290,000

		CBS Sportsline is also to receive a royalty of 3.5% of all 2002 tournament subscription revenue.


9.	CHANGE OF NAME

	During the year, the company changed its name from Progolftournaments.com Inc. to Digital World Cup, Inc.







                         SIGNATURES

     In accordance with the requirements of the Exchange
     Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                              Dated January 14, 2002

                              DIGITAL WORLD CUP, INC.

                              /S/ Michael Levine
                              Michael Levine, Vice-President
                              and Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /S/Michael Levine
     Michael Levine, Vice President, CEO and Director
January 14, 2001

By:     /S/  Sandy Winick
     Sandy Winick, Treasurer and Director
January 14, 2001

By:  /S/ Howard Klein
     Howard Klein, President, Secretary and Director
January 14, 2001