Form 10QSB
period 2001-12-31
DIGITAL WORLD CUP INC
filed 2002-02-22
CIK 1099963

United States
               Securities and Exchange Commission
                      Washington, DC 20549

                           FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2001

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

   63 St. Clair West, Suite 1704, Toronto, Ontario, Canada M4V
                               2Y9
                       (Address of principal executive office)

                         (416) 962-4508
                    Issuer's telephone number


       ___________________________________________________
     (Former name, former address and former fiscal year, if
                   changed since last  report)


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

              APPLICABLE ONLY TO CORPORATE ISSUERS
      State the number of shares outstanding of each of the
                            Issuer's
    common equity as of the last practicable date: 23,022,600
                             shares

    Transitional Small Business Disclosure Format (check one)
                        Yes ___  No    X




                             PART I

                      FINANCIAL INFORMATION

Item 1.     Financial Statements.

The unaudited financial statements for the quarter ended December
31, 2001 are attached at the end of this Form 10-QSB.

Item 2.     Management=s Discussion and Analysis or Plan of
            Operation.

     (1)  Plan of Operation.

The following discussion and analysis should be read in conjunction with our financial statements dated September 30, 2001 and December 31, 2001 (unaudited).

Results of Operations


For the current fiscal year, Digital World Cup, Inc. anticipates incurring a loss or a modest profit because of the continued expenses related to the implementation of its business plan and the costs of compliance with the Securities Exchange Act of 1934 and expenses associated with setting up a company structure to begin implementing its business plan. Digital World Cup, Inc. anticipates that until these procedures are completed it will not generate substantial revenues and may continue to operate at a loss thereafter, depending upon the performance of the business.

The period from October 1, 2001 to December 31, 2001 was relatively quiet.

The company has spent the last quarter continuing to develop the golf game with its development partners-Poptronik=s. CBS Sportsline intends to promote the Digital World Cup game on national televised PGA golf tournaments during the upcoming 2002 season.

The contract with CBS Sportsline calls for a significant monetary commitment on behalf of Digital World Cup, Inc. of $290,000 payable as follows: 1) $70,000 on November 30, 2001; $100,000 on January 31, 2002; and
$120,000 on March 31, 2002. Digital World Cup, Inc. was unable to make the January 31, 2001 payment due to a lack of funds. CBS Sportsline granted an oral extension to Digital World Cup, Inc. until February 28, 2002. Digital World Cup, Inc. will have to raise funds from existing shareholders or borrow the funds to meet its obligations.

Digital World Cup, Inc. issued 3,300,000 shares of common stock this quarter pursuant to its 2002 Consulting Services Plan.
The purpose of this Consulting Services Plan is to advance the interests of the Corporation by rewarding, encouraging and enabling the acquisition of larger personal proprietary interests in the Corporation by employees, directors and former directors of, contractors and consultants to, the Corporation and its Subsidiaries who have: 1) served without salaries or other compensation; and 2) assisted the Corporation with support services for business development. These persons require incentives to put forth maximum effort for the success of the Corporation's business. It is anticipated that these incentives will stimulate the efforts of such employees, directors and consultants on behalf of the Corporation and its Subsidiaries. It also is expected that such incentives will enable the Corporation and its Subsidiaries to attract and retain desirable personnel.

On January 30, 2002, Digital World Cup, Inc. signed a letter of intent with Hamilton Scientific, Inc., a medical software company. Digital World Cup, Inc. intends to acquire Hamilton Scientific, Inc., and to continue its
operations as a wholly-owned subsidiary of Digital World Cup, Inc..   The
terms and conditions of the acquisition have not been finalized and will be included in a Form 8-K. It is anticipated that the acquisition will involve the issuance of additional shares of common stock and the appointment of Hamilton Scientific, Inc. personnel to the Board of Directors of a new parent company, Digital World, Inc

Also, on January 30, Digital World Cup, Inc. announced the formation of a new parent company, Digital World, Inc. It is anticipated that Digital World Cup, Inc. will be acquired by Digital World, Inc. and will continue to operate as a subsidiary of Digital World, Inc.

During the period from October 1, 2001 to December 31, 2001 Digital World
Cup, Inc. has increased its losses by $63,772.   The deficit increased from
$848,180 to $911,952. Shareholders' deficiency increased from $(671,061) to $(734,833).

Liquidity and Capital Resources

Our balance sheet as of December 31, 2001 reflects total assets of $ 75,44, a decrease of $5,092 from September 30, 2001.

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

Liquidity and Capital Resources

The Registrant is a development stage company and had no revenues during the quarter ended December 31, 2001.


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

     None

Item 5.        Other Information

Not Applicable

Item 6.         Exhibits and Reports on Form 8-K

(A)  EXHIBITS

NUMBER                                 DESCRIPTION




(B) REPORTS ON FORM 8-K

Pursuant to a Form 8-K filed on February 22, 2002 registrant reported that on January 30, 2002, Digital World Cup, Inc. signed a letter of intent with Hamilton Scientific, Inc., a medical software company. Digital World Cup, Inc. intends to acquire Hamilton Scientific, Inc., and to continue its operations as a wholly-owned subsidiary of Digital World Cup, Inc. In the 8-K registrant also announced the formation of a new parent company, Digital World, Inc. It is anticipated that Digital World Cup, Inc. will be acquired by Digital World, Inc. and will continue to operate as a subsidiary of Digital World, Inc.







                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


     Dated February 22, 2002

     DIGITAL WORLD CUP, INC.

     /S/ Michael Levine
     Michael Levine, Vice-President and Director






                              DIGITAL WORLD CUP, INC.
                            (A DEVELOPMENT STAGE ENTERPRISE)

               UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTH PERIOD ENDING DECEMBER31, 2001
                  AND FOR THE TWELVE MONTH PERIOD ENDING
                              SEPTEMBER 30, 2001
                          DIGITAL WORLD CUP, INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)

                    UNAUDITED CONSOLIDATED BALANCE SHEET
                          AS AT DECEMBER 31, 2001




                 ASSETS

CURRENT                        December 31, 2001    September 30, 2001
         Accounts receivable               $0              $0
         Prepaid expenses               5,067           5,067
         Note receivable                    0               0

                                        5,067           5,067

LICENSES                               52,433          57,525

CAPITAL ASSETS                         17,941          17,941

                                      $75,441         $80,533

                  LIABILITIES

CURRENT
         Bank indebtedness             $8,499         $13,965
         Accounts payable and accrued 162,340         162,340
         Notes payable                639,435         575,289

                                      810,274         751,594

         SHAREHOLDERS' DEFICIENCY

COMMON STOCK                           19,722          19,722

ADDITIONAL PAID IN CAPITAL            157,397         157,397

DEFICIT                              (911,952)       (848,180)

TOTAL SHAREHOLDERS' DEFICIENCY       (734,833)       (671,061)

TOTAL LIABILITIES AND
         SHAREHOLDERS' DEFICIENCY     $75,441         $80,533









                          DIGITAL WORLD CUP, INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)

                 UNAUDITED CONSOLIDATED STATEMENT OF LOSS
         FOR THE THREE MONTH PERIOD ENDING DECEMBER 31, 2001  AND
           FOR THE TWELVE  MONTH PERIOD ENDING SEPTEMBER 30, 2001

REVENUES                        December 31, 2001    September 30, 2001
         Interest income                 $0                 $104
         License revenue                  0                   30

                                          0                  134

OPERATING EXPENSES
         Stock transfer fees            260                4,958
         Management fees              4,153               16,612
         Web site development costs  43,180              594,701
         Advertizing and promotion    5,000               19,671
         Amortization                 5,092               20,369
         Travel                       2,007                4,980
         Professional fees            2,071               11,463
         Rent                           137                4,229
         Telephone                        0                  224
         Office supplies              1,769                  405
         Bank charges                   103                  664
         Organizational expenses          0                    0

                                     63,772              678,276

NET LOSS                            (63,772)            (678,142)

ACCUMULATED DEFICIT, BEGINNING     (848,180)            (170,038)

ACCUMULATED DEFICIT, END          ($911,952)            (848,180)

BASIC AND DILUTED LOSS PER SHARE    ($0.003)              ($0.03)

WEIGHTED AVERAGE NUMBER OF COMMON
         SHARES OUTSTANDING      23,022,600           19,722,600



              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          DIGITAL WORLD CUP, INC.
                     (A DEVELOPMENT STAGE ENTERPRISE)

              UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
  FOR THE THREE MONTH PERIOD ENDING DECEMBER 31, 2001  AND FOR THE
TWELVE
                   MONTH PERIOD ENDING SEPTEMBER 30, 2001


CASH FLOWS FROM (USED FOR) OPERATING
         ACTIVITIES
                              December 31, 2001     September 30, 2001
         Net loss                    ($63,772)             ($678,142)
  Common stock issued for service           0                      0
  Adjustments to reconcile cash flow
  - amortization                        5,092                 20,369
  Changes in assets and liabilities
  - subscription receivable                 0                      0
  - accounts receivable                     0                  1,137
  - prepaid expense                         0                  1,478
  - accounts payable                        0                160,580

NET CASH USED IN
OPERATING ACTIVITIES                  (58,680)              (494,578)

CASH FLOWS FROM INVESTING ACTIVITIES
         Notes receivable                   0                  9,318
         Acquisition of capital assets      0                (20,559)
         Acquisition of license             0                      0

                                            0                (11,241)

CASH FLOWS FROM FINANCING ACTIVITIES
         Notes payable                 64,146                 13,705
         Issuance of shares                 0                      0

                                       64,146                513,705

NET INCREASE IN CASH                    5,466                  7,886

CASH, BEGINNING OF PERIOD             (13,965)               (21,851)

CASH, END OF PERIOD                   ($8,499)              ($13,965)


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

NOTES TO UNAUDITED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with US Securities and Exchange Commission (SEC) requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
The results of operations for the interim period shown in this report are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

These financial statements reflect the assets and liabilities of DIGITAL WORLD CUP, INC., A Nevada corporation incorporated on September 3, 1999 and its wholly owned subsidiary, PROGOLFTOURNAMENTS.COM, INC., an Ontario corporation incorporated September 29, 1999 and are prepared on a consolidated basis. The accounts of the subsidiary company are reflected in these financial statements.