Form 10QSB
period 2002-03-31
DIGITAL WORLD CUP INC
filed 2002-05-21
CIK 1099963

United States
               Securities and Exchange Commission
                      Washington, DC 20549

                           FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2002

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




                             PART I

                      FINANCIAL INFORMATION

Item 1.     Financial Statements.

The unaudited financial statements for the quarter ended March
31, 2002 are attached at the end of this Form 10-QSB.

Item 2.     Management's Discussion and Analysis or Plan of
            Operation.

     (1)  Plan of Operation.

The following discussion and analysis should be read in conjunction with our financial statements dated September 30, 2001 and March 31, 2002 (unaudited).

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

The period from October 1, 2001 to March 31, 2002 was relatively quiet.

The company has spent the last quarter continuing to develop the golf game with its development partners-Poptronik?s. CBS Sportsline intends to promote the Digital World Cup game on national televised PGA golf tournaments during the upcoming 2002 season.

The contract with CBS Sportsline calls for a significant monetary commitment on behalf of Digital World Cup, Inc. of $290,000 payable as follows: 1) $70,000 on November 30, 2001; $100,000 on January 31, 2002; and
$120,000 on March 31, 2002. Digital World Cup, Inc. was unable to make the January 31, 2001 payment due to a lack of funds. CBS Sportsline granted an oral extension to Digital World Cup, Inc. until February 28, 2002. Registrant has since decided that this is not in registrant's best interests and the financial commitment is too onerous at this point in time so registrant has put the contract on hold. Digital World Cup, Inc. will have to raise funds from existing shareholders or borrow the funds to meet its obligations.

Digital World Cup, Inc. issued 3,300,000 shares of common stock last quarter pursuant to its 2002 Consulting Services Plan. The purpose of this Consulting Services Plan is to advance the interests of the Corporation by rewarding, encouraging and enabling the acquisition of larger personal proprietary interests in the Corporation by employees, directors and former directors of, contractors and consultants to, the Corporation and its Subsidiaries who have: 1) served without salaries or other compensation; and 2) assisted the Corporation with support services for business development. These persons require incentives to put forth maximum effort for the success of the Corporation's business. It is anticipated that these incentives will stimulate the efforts of such employees, directors and consultants on behalf of the Corporation and its Subsidiaries. It also is expected that such incentives will enable the Corporation and its Subsidiaries to attract and retain desirable personnel.

On January 30, 2002, Digital World Cup, Inc. signed a letter of intent with Hamilton Scientific, Inc., a medical software company. Digital World Cup, Inc. intended to acquire Hamilton Scientific, Inc., and to continue its operations as a wholly owned subsidiary of Digital World Cup, Inc.
Digital World Cup, Inc. subsequently determined not to go through with this acquisition.

Also, on January 30, Digital World Cup, Inc. announced the formation of a new parent company, Digital World, Inc. It is anticipated that Digital World Cup, Inc. will be acquired by Digital World, Inc. and will continue to operate as a subsidiary of Digital World, Inc.

During the period from October 1, 2001 to March 31, 2002 Digital World Cup,
Inc. has increased its losses by $91,132.   The deficit increased from
$848,180 to $939,312. Shareholders' deficiency increased from $(671,061) to $(762,193).

Liquidity and Capital Resources

Our balance sheet as of March 31, 2002 reflects total assets of $ 70,349, a decrease of $10,184 from September 30, 2001.

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

On April 8, 2002, Registrant filed a Form S-8 registration statement for the issuance of up to 7,000,000 shares of its $,001 par value common stock at a price of $0.08 per share pursuant to its 2001 Consulting Services Plan.


(b) Management's discussion and analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Registrant is a development stage company and had no revenues during the quarter ended March 31, 2002.


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

     None


Item 5.        Other Information

Not Applicable



Item 6.        Exhibits and Reports on Form 8-K

(A)  EXHIBITS

NUMBER                                 DESCRIPTION




(B) REPORTS ON FORM 8-K

Pursuant to a Form 8-K filed on February 22, 2002 registrant reported that on January 30, 2002, Digital World Cup, Inc. signed a letter of intent with Hamilton Scientific, Inc., a medical software company. Digital World Cup, Inc. intended to acquire Hamilton Scientific, Inc., and to continue its operations as a wholly owned subsidiary of Digital World Cup, Inc. Registrant has determined not to acquire Hamilton Scientific, Inc. In the 8-K registrant also announced the formation of a new parent company, Digital World, Inc. It is anticipated that Digital World Cup, Inc. will be acquired by Digital World, Inc. and will continue to operate as a subsidiary of Digital World, Inc.







                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


     Dated May 14, 2002

     DIGITAL WORLD CUP, INC.

     /S/ Michael Levine
     Michael Levine, Vice-President and Director




                  DIGITAL WORLD CUP, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEET
                           AS AT MARCH 31, 2002

                  ASSETS

CURRENT                              March 31, 2002       September 30, 2001

         Accounts receivable                  $0                   $0
         Prepaid expenses                  5,067                5,067
         Note receivable                       0                    0

                                           5,067                5,067

LICENSES                                  47,341               57,525

CAPITAL ASSETS                            17,941               17,941

                                         $70,349              $80,533

                  LIABILITIES

CURRENT
         Bank indebtedness               $22,767              $13,965
         Accounts payable and accrued    162,340              162,340
         Notes payable                   647,435              575,289

                                         832,542              751,594

         SHAREHOLDERS' DEFICIENCY

COMMON STOCK                              19,722               19,722

ADDITIONAL PAID IN CAPITAL               157,397              157,397

DEFICIT                                 (939,312)            (848,180)

TOTAL SHAREHOLDERS' DEFICIENCY          (762,193)            (671,061)

TOTAL LIABILITIES AND
         SHAREHOLDERS' DEFICIENCY        $70,349              $80,533





                DIGITAL WORLD CUP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE SIX MONTHS ENDED MARCH 31, 2002

REVENUES
                                        March 31, 2002  September 30, 2001


         Interest income                        $0                $104
         License revenue                         0                  30

                                                 0                 134

OPERATING EXPENSES
         Stock transfer fees                   260               4,958
         Management fees                     4,153              16,612
         Web site development costs         43,180             594,701
         Advertising and promotion          17,317              19,671
         Amortization                       10,184              20,369
         Travel                              4,007               4,980
         Professional fees                   9,192              11,463
         Rent                                  205               4,229
         Telephone                               0                 224
         Office supplies                     2,531                 405
         Bank charges                          103                 664
         Organizational expenses                 0                   0

                                            91,132             678,276

NET LOSS                                   (91,132)           (678,142)

ACCUMULATED DEFICIT, BEGINNING            (848,180)           (170,038)

ACCUMULATED DEFICIT, END                 ($939,312)           (848,180)

BASIC AND DILUTED LOSS PER SHARE           ($0.003)             ($0.03)


WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                      33,022,600          19,722,600




                DIGITAL WORLD CUP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2002




CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES


                                            March 31, 2002  September 30,2001


         Net loss                                 ($91,132)     ($678,142)
         Common stock issued for service                 0              0
         Adjustments to reconcile cash flow
                  - amortization                    10,184         20,369
         Changes in assets and liabilities
                  - subscription receivable              0              0
                  - accounts receivable                  0          1,137
                  - prepaid expense                      0          1,478
                  - accounts payable                     0        160,580

NET CASH USED IN
     OPERATING ACTIVITIES                          (80,948)      (494,578)

CASH FLOWS FROM INVESTING ACTIVITIES
         Notes receivable                                0          9,318
         Acquisition of capital assets                   0        (20,559)
         Acquisition of license                          0              0

                                                         0        (11,241)

CASH FLOWS FROM FINANCING ACTIVITIES
         Notes payable                              72,146        513,705
         Issuance of shares                              0              0
                                                    72,146        513,705

NET DECREASE IN CASH                                (8,802)         7,886

CASH, BEGINNING OF PERIOD                          (13,965)       (21,851)

CASH, END OF PERIOD                               ($22,767)      ($13,965)