Form 10QSB
period 2002-06-30
DIGITAL WORLD CUP INC
filed 2002-08-13
CIK 1099963

United States
               Securities and Exchange Commission
                      Washington, DC 20549

                           FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

          For the nine month period ended June 30, 2002

    [ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE
                          EXCHANGE ACT

                             0-31849
                     Commission file Number

                     DIGITAL WORLD CUP, INC.

 Exact name of small business issuer as specified in its charter

 Nevada                                           98 - 02152222
State or other jurisdiction of     I.R.S. Employer Identification No.
incorporation or organization)

   3266 Yonge Street, Suite 1208, Toronto, Ontario, Canada M4N 3P6
                (Address of principal executive office)

                         (416) 962-4508
                    Issuer's telephone number


_____________________PROGOLFTOURNAMENTS.COM,______________________
     (Former name, former address and former fiscal year, if
                   changed since last  report)


        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PAST FIVE YEARS

  Check whether the registrant filed all documents and reports required
   To be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of
   Securities under a plan confirmed by a court.  Yes ____  No____

              APPLICABLE ONLY TO CORPORATE ISSUERS
      State the number of shares outstanding of each of the Issuer's common equity as of the last practicable date: 660,452 shares.

    Transitional Small Business Disclosure Format (check one)
                        Yes ___  No    X





                             PART I

                      FINANCIAL INFORMATION

Item 1.     Financial Statements.

The unaudited financial statements for the nine months ended June
30, 2002. are attached at the end of this Form 10-QSB.

Item 2.     Management's Discussion and Analysis or Plan of
            Operation.

     (a)  Plan of Operation.

The following discussion and analysis should be read in conjunction with our financial statements dated September 30, 2001 and June 30, 2002 (unaudited).

Results of Operations

During the period from September 3, 1999, (inception) through
June 30, 2002, we have accomplished the following:

     - organizational activities and preparation for registration of our securities under the Securities Act of 1933. Digital World Cup, Inc. received only minimal ($7,505) revenues during this period.
     - have signed a contract with the software developer, Psygnosis, Ltd. of Liverpool, Great Britain, a subsidiary of SONY Europe, for the adaptation of its home computer game "Pro 18 World Tour Golf". Psygnosis will receive $1.25 from each ten-dollar entry fee and 12 1/2% of gross advertising revenues. This development is now complete.
       Psygnosis, Ltd. has also agreed to accept a royalty advance of $10,000 and an option on 6,574,200 shares of Digital World Cup, Inc. common stock. We have paid the first $5,000 and the balance of $5,000 is due and payable thirty days prior to the date that the Internet version of the golf game is available to play. The $10,000 advance royalty plus another $100,000 will be deducted from royalty payments due Psygnosis Ltd. This recovery of the first $10,000 of royalties and offset or forgiveness of the next $100,000 of royalties by Psygnosis Ltd., if and when they have occurred, could be considered their contribution toward converting the game for Internet play. Entered into discussions to acquire credit card processing. We are negotiating with several credit card processing companies. These companies charge a fee for each credit card transaction processed. We have not selected one of these companies as yet.
     - Established our online virtual store. Digital World Cup, Inc. has entered into an arrangement with V-store to act as a sales agent for that concern. We receive a 15% commission on all sales. V-Store supplies the inventory, handles the shipping and all returns and customer complaints. Purchases are paid by credit card and processed by V-Store.
     -     Changed the name of our company from
       Progolftournaments.com, to Digital World Cup, Inc.
     - Effected a two for one stock split for all shareholders of record on January 31, 2001.
     - Effected a 50 for one reverse stock split for all shareholders of record on July 15, 2002.


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

Digital World Cup, Inc. made an arms length loan to 1381038 Ontario Inc., a company in the automotive leasing business at an interest rate of one percent per month on the unpaid balance. The purpose of the loan was to generate interest earnings on funds that might otherwise remain idle. This loan was made to an unrelated party and is completely at arms length. Partial repayment has been made. As of June 30, 2002 the outstanding balance was $5,067.

During the period from September 30, 2001 to June 30, 2002 Digital
World Cup, Inc. has increased its losses by $102,529.   The
deficit increased from $170,038 to $950,709. Shareholders' equity decreased from $7,081 to $(773,590).

Liquidity and Capital Resources

Our balance sheet as of June 30, 2002 reflects total assets of $65,252.

The following is management's estimate of costs that will be incurred to set up facilities and be ready to commence tournament play.

     1) conversion of computer game to Internet game          $  50,000
     2) lease deposits and six months office lease payments      37,500
     3) office furniture, equipment and supplies                 55,000
     4) computer equipment and software                          75,000
     5) recruiting costs and six months salaries and benefits    90,000
     6) advertising                                             100,000
     7) travel and expense                                       35,000
     8) contingencies                                            50,000
     9) working capital                                         300,000

Total estimated expenses                                       $792,500

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

Liquidity and Capital Resources

The Registrant is a development stage company and has had very limited revenues of $ 1,482 for the past nine months.


                              PART II

                         OTHER INFORMATION
Item 1.        Legal Proceedings

     None



Item 2.        Changes in Securities

          None


Item 3.        Defaults Upon Senior Securities

     Not Applicable

Item 4.        Submission of Matters to a Vote of Securities
          Holders

     On June 16, 2002 shareholders holding a majority of the then outstanding shares voted in favor of a one for fifty reverse stock split. This stock split was effective on July 15, 2002.

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


                              Dated August 8, 2002

                              DIGITAL WORLD CUP, INC.

                              /S/ Michael Levine
                              Michael Levine, Vice-President and
                              Director


















              DIGITAL WORLD CUP, INC. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEET
                        AS AT JUNE 30, 2002

                  ASSETS

CURRENT
                                          June 30, 2002  September 30,2001
         Accounts receivable                     $0             $0
         Prepaid expenses                     5,067          5,067
         Note receivable                          0              0

                                              5,067          5,067

LICENSES                                     42,244         57,525

CAPITAL ASSETS                               17,941         17,941


                                            $65,252        $80,533

                  LIABILITIES

CURRENT
         Bank indebtedness                  $29,067        $13,965
         Accounts payable and accrued       162,340        162,340
         Notes payable                      647,435        575,289

                                            838,842        751,594

         SHAREHOLDERS' DEFICIENCY

COMMON STOCK                                 19,722         19,722

ADDITIONAL PAID IN CAPITAL                  157,397        157,397

DEFICIT                                    (950,709)      (848,180)

TOTAL SHAREHOLDERS' DEFICIENCY             (773,590)      (671,061)

TOTAL LIABILITIES AND
         SHAREHOLDERS' DEFICIENCY           $65,252        $80,533



              DIGITAL WORLD CUP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE NINE MONTHS ENDED JUNE 30, 2002


REVENUES
                                     June 30, 2002    September 30, 2001
         Interest income                    $0               $104
         License revenue                     0                 30


                                             0                134

OPERATING EXPENSES
         Stock transfer fees               260              4,958
         Management fees                 4,153             16,612
         Web site development costs     43,180            594,701
         Advertizing and promotion      17,317             19,671
         Amortization                   15,281             20,369
         Travel                          4,007              4,980
         Professional fees              15,492             11,463
         Rent                              205              4,229
         Telephone                           0                224
         Office supplies                 2,531                405
         Bank charges                      103                664
         Organizational expenses             0                  0


                                       102,529            678,276

NET LOSS                              (102,529)          (678,142)

ACCUMULATED DEFICIT, BEGINNING        (848,180)          (170,038)

ACCUMULATED DEFICIT, END             ($950,709)          (848,180)

BASIC AND DILUTED LOSS PER SHARE       ($0.003)            ($0.03)

WEIGHTED AVERAGE NUMBER OF COMMON
         SHARES OUTSTANDING         33,022,600         19,722,600




                DIGITAL WORLD CUP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 2002

CASH FLOWS FROM (USED FOR) OPERATING
         ACTIVITIES
                                  June 30, 2002      September 30,2001
         Net loss
                                    ($102,529)          ($678,142)
Common stock issued for service             0                   0
Adjustments to reconcile cash flow
          - amortization               15,281              20,369
Changes in assets and liabilities
          - subscription receivable         0                   0
          - accounts receivable             0               1,137
                  - prepaid expense         0               1,478
                  - accounts payable        0             160,580

NET CASH USED IN
     OPERATING ACTIVITIES             (87,248)           (494,578)

CASH FLOWS FROM INVESTING ACTIVITIES
         Notes receivable                   0               9,318
         Acquisition of capital assets      0             (20,559)
         Acquisition of license             0                   0

                                            0             (11,241)

CASH FLOWS FROM FINANCING ACTIVITIES
         Notes payable                 72,146             513,705
         Issuance of shares                 0                   0

                                       72,146             513,705

NET DECREASE IN CASH                  (15,102)              7,886

CASH, BEGINNING OF PERIOD             (13,965)            (21,851)

CASH, END OF PERIOD                  ($29,067)           ($13,965)