Form 10KSB
period 2002-09-30
DIGITAL WORLD CUP INC
filed 2003-01-14
CIK 1099963

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

         For The Fiscal Year Ended September 30, 2002
                    Digital World Cup, Inc.
(After the date of this report, the name of the Small Business
    Issuer was changed to Magnum d'Orr Resources Inc. This amendment was approved by the Office of the Nevada Secretary of
                    State on July 8, 2002).
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


            Transitional Small Business Disclosure Format   X No

                   DIGITAL WORLD CUP, INC..
                          FORM 10-KSB
                       TABLE OF CONTENTS


No.        Title                                       Page No.

PART I

Item 1.            Description of
Business.......................................................1
Item 2.            Description of Property.....................9
Item 3.            Legal proceedings...........................9
Item 4.            Submission of Matters to a Vote of Security
                   Holders.....................................9

PART II

Item 5.            Market for Common Equity and Related
                   Stockholder Matters.........................10
Item 6.            Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations..................................15
Item 7.            Financial Statements........................28
Item 8.            Changes in Disagreements with Accountants on
                   Accounting  and Financial Disclosure........28

PART III

Item 9.            Directors, Executive Officers, Promoters and Control
Persons; Compliance With Section 16(a) of the Exchange Act.....29
Item 10.          Executive Compensation.......................31
Item 11.          Security Ownership of Certain Beneficial
                  Owners and Management........................33
Item 12.          Certain Relationships and Related
                  Transactions.................................34
Item 13.          Exhibits, List and Reports on Form 8-K.......35
                        Signatures.............................39




                            PART I

Item 1.    Description of Business.

General

DIGITAL WORLD CUP, INC.. was incorporated under the laws of the State of Nevada on September 3, 1999, and is in its early developmental and promotional stages. We are not operational and our only activities have been organizational, directed at acquiring its principal asset, raising its initial capital and developing its business plan. We have not started commercial operations and do not have any full time employees. We own no real estate.

The principal asset of DIGITAL WORLD CUP, INC.., referred to above was the Internet golf game itself. The company has decided to abandon the game and the concept during this year..
EMPLOYEES

DIGITAL WORLD CUP, INC.. is a development stage company and currently has no employees. Management plans to use consultants, attorneys and accountants as necessary and does not plan to engage any full-time employees until shortly before we are ready to begin play. . A portion of any employee compensation likely would include the right to acquire stock in DIGITAL WORLD CUP, INC.., which would dilute the ownership interest of holders of existing shares of common stock
Item 2.    Description of Properties.
Digital World Cup, Inc. currently maintains limited office space, provided by its CEO, Mr. Levine, for which it pays no rent.
Item 3.    Legal Proceedings.

                 The Registrant is not involved in any legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.
1
            The only matter submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended September 30, 2002 was a reverse stock split of 50 to one. This reverse stock split was authorized on June 15, 2002 for shareholders of record on July 15, 2002. This matter was included in a Form 8-K filed on July 2, 2002.



PART II


Item 5.    Market For Registrant's Common Equity and Related
Stockholder Matters.
MARKET PRICE OF, AND DIVIDENDS ON, CAPITAL STOCK AND OTHER
SHAREHOLDER MATTERS

The securities of Digital World Cup, Inc.. are quoted in the NASD OTCBB under the symbol DGWD. No other established public trading market exists for Digital World Cup securities. . The market price as of the close of business on January 11, 2002 was $0.19 per share. The 52 week range has been between $0.15 and $1.875.
As of September 30, 2002, there were 19,722,600 shares of common stock outstanding, held by approximately 60 shareholders of record. Approximately 7,485,300 of Digital World Cup outstanding shares are eligible for resale pursuant to SEC Rule 144.
To date Digital World Cup has not paid any dividends on its common stock and does not expect to declare or pay any dividends on its common stock in the foreseeable future. Payment of any dividends will depend upon Digital World Cup future earnings, if any, its financial condition, and other factors as deemed relevant by the Board of Directors.

Item 6.    Management's Discussion and Analysis or Plan of
Operations.

MANAGEMENT DISCUSSION AND ANALYSIS


Analysis

The financial position of the company is broken down as follows;

Balance Sheet

The assets of the company did significantly changed since last year going from $80,533 to $275. The company wrote off all of its assets in relation to the golf game and the technology and the license as it discontinued that operation during the year. The Liability section had some significant changes during the year, it went from over $750,000 in current debts to just over $670,000, a $80,000 reduction. The accounts payable came down from over $160,000 to just over $40,000 while the notes payable went from just over $575,000 to just under $630,000. The shareholders equity section has not significantly changed during the year from just of over $670,000 negative. The company wrote off all its assets in relation to the game during the year. The Company did a 50:1 reverse stock split during the year and issued __________ new shares during the year.

Statement of Operations

The company has not stated to earn any revenues. Costs to maintain the company decreased during the year as it discontinued its golf game development, in 2002 it cost $431, 809 to run the operation verses $678.276 in 2001. The company incurred more development costs during the year prior to it deciding to shut down the development of the golf game, costs relating to those activities in 2002 where $188,000 compared to $594,701 in 2001. Management and consulting fees were up significantly during the year hitting $193,555 in 2002 verses $16,612 in 2001, other costs that were higher were professional fees up over 100% from 2001 to 2002. Other areas where costs were up include advertising and promotion and office supplies. Decreases in costs to run the operation were seen in stock transfer fees, travel, amortization, rent and telephone.

The overall loss per share decreased from $1.72 in 2001 to a loss of $0.57 in 2002. (after restating the loss per share in 2001 for the change in the stock outstanding)



Item 7.         Financial Statements and Supplementary Data.

           Financial Statements are referred to in Item 13, listed in Part F/S and filed and included elsewhere herein as a part of this Annual Report on Form 10-KSB.

Item 8.         Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure.

           As of September 30, 2002, the Registrant's principal independent accountant had not resigned, declined to stand for re-election, nor were they dismissed. The principal accountant's report on the financial statements for the last two years contains no adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope, or accounting principles. There have been no disagreements with any former accountants or any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

ITEM 10.  EXECUTIVE COMPENSATION

No officer or director has received any remuneration from Digital World Cup, Inc.. Although there is no current plan in existence, it is possible that Digital World Cup will adopt a plan to pay or accrue compensation to its Directors and Officers for services related to the implementation of the concept and business plan.
Digital World Cup has no stock option, retirement, incentive, defined benefit, actuarial, pension or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future. The Company does not have a policy established for non-cash remuneration or reimbursement for Directors and Officers.

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth as of September 30, 2002, Digital World Cup outstanding common stock owned of record or beneficially by each executive officer and director and by each person who owned of record, or was known by Digital World Cup to own beneficially, more than 5% of the Company's common stock and the shareholdings of all executive officers as a group.

Class        Name and Address      Shares Owned     Percentage of Class

Common          Howard I.
                Klein                   121              0.02
           6844 Johnson Wagon Crescent
           Mississauga, ON L5W 1B1

Common          Michael R. Levine        35              0.01
           63 St. Clair Avenue, West
           Suite 1704
           Toronto, ON M4V 2Y9

Common          Sandy Winick**          134              0.03
              6021 Yonge Street
              Suite 212
              Toronto, ON M2M 3W2
Common        Mary McGowan*             360              0.06
          1839 Walkers Point Road
          Gravenhurst, ON P1P 1R3



All Officers and Direct

* Mary McGowan is a close associate of Mr. Levine. Ms McGowan has her own independent means and both deny any beneficial ownership of her shares by Mr. Levine.

** Includes shares owned by Jodi Winick, wife of Sandy Winick and which may be considered to be beneficially owned.


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



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No director, executive officer or nominee for election as a director of Digital World Cup and no owner of five percent or more of the outstanding shares or any member of their immediate family has entered into or has proposed any transaction in which the amount involved exceeds $10,000.00.
Mr. Winick could be considered a promoter of Digital World Cup, Inc.. He exchanged the business concept of the Internet golf tournaments and an initial business plan for 1,000,000 shares of common stock at a deemed price of $1,000 or $0.001 per share. Mr. Winick's costs are difficult to determine. Time spent developing the idea and the business plan at any reasonable rate would exceed the deemed price. If Digital World Cup succeeds in implementing its business plan, it is not inconceivable that one or all of the above-mentioned individuals could become its full-time employees and executives.


DISCLOSURE OF COMMISSION POSITION ON INDEMNIFICATION FOR
SECURITIES ACT LIABILITIES

The Bylaws of Digital World Cup provide that the Company will, absence a finding of negligence or misconduct in the performance of duty, indemnify its officers and directors for costs and expenses incurred in connection with the defense of actions, suits or proceedings against them on account of their being or having been directors or officers of Digital World Cup, Inc..
Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors officers or persons controlling Digital World Cup and pursuant to the forgoing provisions, we have been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.



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


* Previously submitted


Reports on Form 8-K

Pursuant to a Form S-8 filed on February 1, 2002, registrant reported that the registrant's Board of Directors voted unanimously to register 3,000,000 shares on Form S-8 for registrant's 2002 Consulting Services Plan.
Pursuant to a Form 8-K filed on February 22, 2002, registrant reported that on January 22, 2002 registrant had entered into a letter of intent to acquire Hamilton Scientific, Inc. and to form a new parent company entitled "Digital World, Inc."
On July 2, 2002 registrant reported a 50 for 1 reverse stock split dated June 15, 2002 and effective on July 15, 2002.



PART F/S

The following financial statements are submitted pursuant to the information required by Item 310 of Regulation S-B:


INDEPENDENT AUDITORS' REPORT

     MAGNUM D'OR
     RESOURCES INC.
     AND SUBSIDIARY

     (A DEVELOPMENT STAGE ENTERPRISE)
     CONSOLIDATED FINANCIAL STATEMENTS
     September 30, 2002








     TABLE OF CONTENTS

                                                            Page

     Auditor's Report                                          1

     Consolidated Balance Sheet                                2

     Consolidated Statement of Operations                      3
          Years ended September 30, 2002 and 2001
            and  cumulative period September 3, 1999
            (inception) to September 30, 2002


     Consolidated Statement of Cash Flows                      4
          Years ended September 30, 2002 and 2001
            and  cumulative period September 3, 1999
            (inception) to September 30, 2002


     Consolidated Statement of Changes in Shareholders' Equity 5
          Years ended September 30, 2002 and 2001
            and  cumulative period September 3, 1999
            (inception) to September 30, 2002


     Notes to Consolidated Financial Statements                6-9



MAGNUM D'OR RESOURCES INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEET AS AT SEPTEMBER 30, 2002


___________________________________________________________________________




                                                  2002      2001

A S S E T S                                         $        $



CURRENT

     Prepaid expenses                              -        5,067



LICENSES (Note 3)                                  -        57,525



CAPITAL ASSETS (Note 4)                            275      17,941



                                                  275       80,533



L I A B I L I T I E S



CURRENT

     Bank indebtedness                           1,180      13,965

     Accounts payable and accrued                41,357     162,340

     Notes payable (Note 5)                      628,190    575,289



                                                 670,727    751,594




S H A R E H O L D E R S'   D E F I C I E N C Y



COMMON STOCK

      $.001 par value, 50,000,000 shares authorized

     1,810,460 issued and outstanding                 1,810      19,722



PREFERRED STOCK

     $0.001 par value, 10,000,000 shares authorized

     None issued                                       -         -



ADDITIONAL PAID IN CAPITAL                            571,809    157,397



DEFICIT, accumulated during the development stage  -1,244,071   -848,180


TOTAL SHAREHOLDERS' (DEFICIENCY) EQUITY              -670,452   -671,061



TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY            275     80,533




MAGNUM D'OR RESOURCES INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF OPERATIONS

For The Years ended September 30, 2002 and 2001 and
Cumulative Period September 3, 1999 (Inception) to September 30, 2002



                                                          Sept. 3, 1999
                                                         (Inception) to
                                         2002     2001     Sept.30,2002

                                        $           $            $

REVENUES
     Interest income                       -      104       4,751
     License revenue                       -       30       1,402

                                           -      134       6,153

OPERATING EXPENSES
     Stock transfer fees                1,557     4,958     6,515
     Management and consulting fees   193,555    16,612   210,167
     Web site development costs       188,000   594,701   887,110
     Advertising and promotion         21,324    19,671    71,844
     Amortization                         105    20,369    31,225
     Travel                               557     4,980    11,749
     Professional fees                 24,475    11,463    50,923
     Rent                                 307     4,229     7,844
     Telephone                            121       224     2,453
     Office supplies                    1,175       405     3,687
     Bank charges                         633       664     1,565
     Organizational expenses               -          -     1,060

                                      431,809   678,276   1,286,142

NET LOSS BEFORE UNUSUAL ITEM         -431,809  -678,142  -1,279,989

UNUSUAL ITEM
     Gain on settlement of debt        35,918   -          35,918

NET LOSS                             -395,891  -678,142  -1,244,071

ACCUMULATED DEFICIT, BEGINNING
             OF PERIOD               -848,180  -170,038        -

ACCUMULATED DEFICIT, END OF PERIOD  -1,244,071 -848,180  -1,244,071


BASIC AND DILUTED LOSS PER SHARE      $(0.57)   $(1.72)   $(1.79)



WEIGHTED AVERAGE NUMBER OF COMMON

     SHARES OUTSTANDING               694,484   394,452  694,484


(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOWS
For The Years ended September 30, 2002 and 2001 and
Cumulative Period September 3, 1999 (Inception) to September 30, 2002


                                                       Sept. 3, 1999
                                                      (Inception) to
                                         2002   2001  Sept. 30, 2002
CASH FLOWS FROM (USED FOR) OPERATING       $      $         $
      ACTIVITIES
     Net Loss                         -395,891 -678,142   -1,244,071
     Common stock issued for services  395,000    -          396,000
     Adjustments to reconcile net loss
      to cash flow from
     operating activities
          - amortization                   105   20,369       31,225
          - loss on sale of
              software license          57,525    -           57,525
   Changes in assets and liabilities
          - accounts receivable            -      1,137          -
          - prepaid expense              5,067    1,478          -
          - accounts payable          -120,983  160,580       41,357

NET CASH USED IN OPERATING ACTIVITIES  -59,177 -494,578     -717,964

CASH FLOWS FROM INVESTING ACTIVITIES
     Notes receivable                     -       9,318          -
     Acquisition of capital assets        -     -20,559      -21,083
     Disposal of capital assets         17,561     -          17,561
     Acquisition of license               -        -          -3,325

                                        17,561  -11,241       -6,847


CASH FLOWS FROM FINANCING ACTIVITIES
     Notes payable                      52,901  513,705      628,190
     Issuance of shares                  1,500     -          95,441

                                        54,401  513,705      723,631

NET INCREASE (DECREASE)  IN CASH AND
CASH EQUIVALENTS FOR THE PERIOD         12,785    7,886       -1,180


CASH AND CASH EQUIVALENTS (NET OF BANK
INDEBTEDNESS), BEGINNING OF PERIOD     -13,965  -21,851          -


CASH (NET OF BANK INDEBTEDNESS),
END OF PERIOD                           -1,180  -13,965       -1,180


SUPPLEMENTAL NON-CASH FINANCING
ACTIVITIES
  Issuance of common stock for services
     and software license              395,000     -         478,178


MAGNUM D'OR RESOURCES INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For The Years ended September 30, 2002 and 2001 and
Cumulative Period September 3, 1999 (Inception) to September 30, 2002


                                             Deficit
                                             Accumulated
                       Common    Additional  During the    Total
                Common  Stock     Paid In    Developmental Shareholders
                Stock   Amount    Capital    Stage         Equity
                $      $        $         $             $
Balance
September 3,1999     -      -        -         -           -

Shares issued
for cash
September 30,
1999            8,861,300 8,861     85,080    -            93,941

Shares issued
for services
September 30,
1999           1,000,000  1,000       -          -          1,000

Net Loss -
September 30,
1999               -        -        -         -12,197    -12,197

Balance,
September 30,
1999           9,861,300  9,861    85,080      -12,197     82,744

Issue of options in
conjunction with
Software
License
Agreement          -        -      82,178         -        82,178

Net Loss -
September 30,
2000               -        -        -        -157,841   -157,841

Balance,
September 30,
2000           9,861,300  9,861   167,258     -170,038      7,081

2 for 1
stock split    9,861,300  9,861    -9,861        -            -
January 30,
2001

Net Loss -
September 30,
2001              -     -           -         -678,142    -678,142

Balance,
September 30,
2001            19722600   19722  157,397     -848,180    -671,061

Shares issued
for services    13,300,000 13,300 371,700       -          385,000

50 for 1
stock split
July 15, 2002  -32,362,140 -32,362 32,362       -             -

Shares issued
for services     1,000,000   1,000  9,000       -           10,000

Shares issued
on settlement
of debt          150,000       150  1,350       -            1,500

Net Loss -
September 30,
2002                   -         -      -    -395,891      -395,891

Balance,
September 30,
2002           1,810,460     1,810 571,809   -1,244,071    -670,452







MAGNUM D'OR RESOURCES INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002





1.   ORGANIZATION

     Magnum d'Or Resources Inc. (the company) is a development stage company. The company was organized under the laws of Nevada on September 3, 1999. The wholly owned subsidiary,
      Progolftournaments.com Inc. is a Ontario, Canada corporation incorporated September 29, 1999. During the year, the company changed its business plan from internet enabled games to development of resource properties. The company is searching for various resource properties to invest in and develop.






     The financial statements are presented in U.S. dollars and are prepared in accordance with U.S. generally accepted accounting principals.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a)   Basis of Financial Statements


          The financial statements reflect the assets and liabilities of Magnum d'Or Resources Inc., a Nevada Corporation, and its wholly owned subsidiary, Progolftournaments.com Inc., an Ontario Corporation.


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



     c)   Basic and Diluted Loss Per Share

          Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share reflects the potential dilution that could occur upon exercise of options or warrants. As the options are antidilutive, basic and diluted loss per share are the same for periods presented. The basic and diluted losses per share calculated for the comparative figures have been re-stated to reflect the fifty for one stock split that occurred during the year.






     d)   Revenue Recognition

          The company is a development stage enterprise and accordingly has no significant operations and revenue. The company expects to generate revenue as resource properties are developed.


     e)   Development Costs

          The company expenses all costs associated with the development of the Website and Internet games as incurred.





MAGNUM D'OR RESOURCES INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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




     h)   Capital Assets

          Capital assets are recorded at cost. Amortization is provided using the straight-line method which is sufficient to amortize the cost of assets over their estimated useful lives at the following rates:


          Furniture and fixtures         20%
          Computers                      25%



3.   LICENSES

                                   Accumulated         Net Book Value

                         Cost      Amortization   2002     2001
                          $             $          $        $

     Software license     -             -          -      57,525

     During the year, the company disposed of its software license. (See Note 9)


4.   CAPITAL ASSETS

                                      Accumulated   Net Book Value

                              Cost    Amortization       2002    2001
                              $         $            $       $



      Furniture and fixtures   524       249             275     380
         Computers              -         -              -      17,561

                               524       249             275    17,941










MAGNUM D'OR RESOURCES INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002




5.   NOTES PAYABLE


     Notes payable are non-interest bearing with no set terms of repayment.
      Of the total amount of notes payable outstanding, $519,345 are due to officers and/or shareholders of the company.


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




     On April 26, 2000, the company granted an option to Psygnosis Ltd. to purchase 25% of the issued share capital of the corporation for and aggregate price of $1. The additional paid in Capital has been increased by $82,178 to record the value of the software license.



     On January 30, 2001, the company split its common stock two shares for each share outstanding. 9,861,300 shares were issued to shareholders on record as at January 30, 2001.


     Prior to the fifty to one reverse split on July 15, 2002, the company issued 13,300,000 shares for various consulting and marketing services. The services were valued based on the fair market value of the stock at the date of issue. 6,300,000 shares were valued at $0.05 per share and 7,000,000 shares were valued at $0.01 per share.




     On July 15, 2002, the company reverse split its common stock fifty to one. 32,362,140 shares were cancelled based on shareholders on record as at
     July 15, 2002. In August, 2002, 1,000,000 shares were issued for various consulting and marketing services. The services were valued at $0.01 per share being fair market value of the stock at the date of issue.




     In September, 2002, 150,000 shares were issued on settlement of debt (See Note 9).

     Subsequent to year end, the company reverse split its common stock
      300 to 1. 1,804,276 shares were cancelled based on shareholders on record at October 21, 2002. The company then issued 6,075,000 shares for Directors' fees, marketing and consulting services and 200,000 shares to acquire certain mineral rights.




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





     No provision for income taxes has been recognized for the period ended September 30, 2002 as the company has incurred net operating losses for income tax purposes and has no carry back potential.







MAGNUM D'OR RESOURCES INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002


7.   INCOME TAXES (continued)

     Deferred tax assets as of September 30, 2002 consists of:

          Net operating losses carry forward      $    474,495

          Less valuation allowance                    -474,495

          Net deferred tax asset                          -

     As at September 30, 2002, the company has available net operating losses carry-forward of approximately $1,186,000 which may be applied to federal taxable income.



8.   CHANGE OF NAME



     Subsequent to the year end, the company changed its name from Digital
      World Cup, Inc. to Magnum d'Or Resources Inc.



9.   SETTLEMENT OF DEBT

     During the year, the company abandoned its plan to convert personal computer based games into internet enabled games. As a result, the company settled its debt with Poptronik Inc., the company contracted to perform the conversions. The terms of settlement required the company to issue 150,000 common stock as full and final settlement of any and all debts. The common stock was valued at $0.01 per share or $1,500 being the fair market value of the stock at the date of issue. In conjunction with the settlement, the company sold its interest in the software code, intellectual property and licensing requirements of all games for $1. The gain on settlement of debt is composed of the following:







                                              $

     Debt to Poptronik Inc.                        94,943

     Less proceeds on issue of capital stock       -1,500

                                                   93,443
     Loss on sale of software license             -57,525

     Gain on settlement of debt                    35,918










To The Board of Directors and Shareholders of
Magnum d'Or Resources Inc. and Subsidiary


We have audited the consolidated balance sheet of Magnum d'Or Resources Inc. and Subsidiary - (A Development Stage Enterprise) as of September 30, 2002 and the related consolidated statements of operations, shareholders' equity and cash flows for the period September 3, 1999 (date of inception) to September 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We did not audit the consolidated financial statements of Magnum d'Or Resources Inc. and Subsidiary for the period September 3, 1999 (date of inception) to September 30, 1999. The consolidated financial statement amounts of the statements of operations, cash flows and changes in shareholders' equity for such period are encompassed in the cumulative financial statements for the period September 3, 1999 (date of inception) to September 30, 2002. The consolidated financial statements for all periods prior to October 1, 1999 were audited by other auditors whose reports expressed an unqualified opinion on those statements, and our opinion, in so far as it relates to amounts for the period from inception to September 30, 2002 in the cumulative totals for the consolidated statements of operations, cash flows and changes in shareholders' equity is based solely on the report of the other auditors.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Magnum d'Or Resources Inc. and Subsidiary as of September 30, 2002 and the results of its operations and its cash flows for the period September 3, 1999 (date of inception) to September 30, 2002 in conformity with generally accepted accounting principles.



"MacCallum Horn LLP"


MACCALLUM HORN LLP
Chartered Accountants


Edmonton, Alberta
December 18, 2002