Form 10QSB
period 2002-12-31
DIGITAL WORLD CUP INC
filed 2003-02-19
CIK 1099963

United States
               Securities and Exchange Commission
                      Washington, DC 20549

                           FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

       For the three month period ended December 31, 2002

    [ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE
                          EXCHANGE ACT

                             0-31849
                     Commission file Number

                   Magnum d'Orr Resources Inc.

 Exact name of small business issuer as specified in its charter

 Nevada                                           98 - 02152222
 (State or other jurisdiction of    I.R.S. Employer Identification No.
incorporation or organization)

   3266 Yonge Street, Suite 1208, Toronto, Ontario, Canada M4N 3P6
                       (Address of principal executive office)

                         (416) 962-4508
                    Issuer's telephone number


     _______________________________Digital World Cup, Inc.___
     (Former name, former address and former fiscal year, if
                   changed since last  report)


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





                             PART I

                      FINANCIAL INFORMATION

Item 1.     Financial Statements.

The unaudited financial statements for the three months ended
December 31, 2002. are attached at the end of this Form 10-QSB.

Item 2.     Management's Discussion and Analysis or Plan of
            Operation.

     (a)  Plan of Operation.

The following discussion and analysis should be read in conjunction with our financial statements dated September 30, 2002 and December 31, 2002 (unaudited)...

Results of Operations

During the period from September 3, 1999, (inception) through
December 31, 2002, we have accomplished the following:

     - organizational activities and preparation for registration of our securities under the Securities Act of 1933. Magnum d'Orr Resources Inc. received only minimal ($7,505) revenues during this period.
     -      Changed the name of our company from
       Progolftournaments.com, to Digital World Cup, Inc and later to to Magnum d'Orr Resources Inc.
     - Effected a two for one stock split for all shareholders of record on January 31, 2001.
          Effected a 50 for one reverse stock split for all shareholders of record on July 15, 2002.


For the current fiscal year, Magnum d'Orr Resources Inc. anticipates incurring a loss as a result of organizational expenses, expenses associated with registration under the Securities Act of 1933, and expenses associated with setting up a company structure to begin implementing its business plan. Magnum d'Orr Resources Inc. anticipates that until these procedures are completed it will not generate substantial revenues and may continue to operate at a loss thereafter, depending upon the performance of the business.

During the period from September 30, 2001 to December 31, 2002 Magnum
d'Orr Resources Inc. has increased its losses by $400,716.   The
deficit increased from $170,038 to $1,248,896. Shareholders' equity decreased from $7,081 to $(1,248,896).

Liquidity and Capital Resources

Our balance sheet as of December 31, 2002 reflects total assets of $75,525.


Management is currently looking for the capital to complete our business plan. Negotiations and exploration are continuing. We have received no commitments as yet.

Magnum d'Orr Resources Inc. expects to carry out its plan of business. In addition, we may engage in a combination with another business. Magnum d'Orr Resources Inc. cannot predict the extent to which its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of that entity. Magnum d'Orr Resources Inc. has not engaged in discussions concerning potential business combinations.

Magnum d'Orr Resources Inc. will need additional capital to carry out its business plan or to engage in a business combination. No commitments to provide additional funds have been made by management or other shareholders. We cannot assure you that any additional funds will be available on acceptable terms or at all. Magnum d'Orr
Resources Inc. has no commitments for capital expenditures...


(b) Management's discussion and analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Registrant is a development stage company and has had no revenues for the past three months.


                                PART II

                           OTHER INFORMATION
Item 1.        Legal Proceedings

     None



Item 2.        Changes in Securities

          None


Item 3.        Defaults Upon Senior Securities

     Not Applicable

Item 4.        Submission of Matters to a Vote of Securities Holders

     None
Item 5.        Other Information

Registrant changed its name to Magnum d'Orr Resources Inc.




Item 6.      Exhibits and Reports on Form 8-K

(A)  EXHIBITS

NUMBER                                 DESCRIPTION




(B) REPORTS ON FORM 8-K

None





                              SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                              Dated February 19, 2003

                              MAGNUM D'ORR RESOURCES INC.

                              /S/ Michael Levine
                              Michael Levine, CEO and Director






                  MAGNUM d'OR RESOURCES INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEET
                           AS AT DECEMBER 31, 2002
                   (COMPARATIVE AS AT SEPTEMBER 30, 2002)

                  ASSETS

CURRENT
                                          December 31, 2002 September 30, 2002
         Accounts receivable                       $0               $0
         Prepaid expenses                           0                0
         Note receivable                            0                0


                                                    0                0

MINERAL RIGHTS                                 75,250                0

CAPITAL ASSETS                                    275              275

                                              $75,525          $   275

                  LIABILITIES

CURRENT
         Bank indebtedness                     $1,707          $ 1,180
         Accounts payable and accrued          58,357           41,357
         Notes payable                        628,190          628,190

                                              688,254          670,727

         SHAREHOLDERS' DEFICIENCY

COMMON STOCK                                    6,256            1,810

ADDITIONAL PAID IN CAPITAL                    629,911          571,809

DEFICIT                                     (1,248,896)      (1,244,071)

TOTAL SHAREHOLDERS' DEFICIENCY               (612,729)        (670,452)

TOTAL LIABILITIES AND
         SHAREHOLDERS' DEFICIENCY             $75,525          $   275


                  MAGNUM d'OR RESOURCES INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED DECEMBER 31, 2002
             (COMPARATIVE FOR THE YEAR ENDED SEPTEMBER 30, 2002)

REVENUES
                                        December 31, 2002  September 30, 2002
         Interest income                         $0                 $ 0
         License revenue                          0                   0

                                                  0                   0

OPERATING EXPENSES
         Stock transfer fees                  1,570               1,557
         Management fees                          0             193,555
         Web site development costs               0             188,000
         Advertizing and promotion                0              21,324
         Amortization                             0                 105
         Travel                                 562                 557
         Professional fees                    2,488              24,475
         Rent                                     0                 307
         Telephone                                0                 121
         Office supplies                         88               1,175
         Bank charges                           117                 633
         Organizational expenses                  0                   0

                                              4,825             431,809

NET LOSS BEFORE UNUSUAL ITEM                ( 4,825)           (431,809)

UNUSUAL ITEM
     Gain on settlement of debt                   0              35,918

NET LOSS                                     (4,825)           (395,891)

ACCUMULATED DEFICIT, BEGINNING           (1,244,071)           (848,180)
ACCUMULATED DEFICIT, END                ($1,248,896)         (1,244,071)

BASIC AND DILUTED LOSS PER SHARE           ($0.0008)             ($0.57)

WEIGHTED AVERAGE NUMBER OF COMMON
         SHARES OUTSTANDING               6,256,058             694,484

                         MAGNUM d'OR RESOURCES INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE THREE MONTHS ENDED DECEMBER 31, 2002
             (COMPARATIVE FOR THE YEAR ENDED SEPTEMBER 30, 2002)

CASH FLOWS FROM (USED FOR) OPERATING
         ACTIVITIES

                                     December 31, 2002  September 30, 2002
         Net loss                            ($4,825)       ($395,891)
         Common stock issued for services     62,548          395,000
         Adjustments to reconcile cash flow
                  _ amortization                   0              105
                  - loss on sale of software
                    licence                        0           57,525
         Changes in assets and liabilities
                  _ accounts receivable            0                0
                  _ prepaid expense                0            5,067
                  _ accounts payable          17,000         (120,983)

NET CASH FROM
          OPERATING ACTIVITIES                74,723         ( 59,177)

CASH FLOWS FROM INVESTING ACTIVITIES
         Notes receivable                          0                0
         Acquisition of capital assets       (75,250)               0
         Disposal of capital assets                0           17,561

                                             (75,250)          17,561

CASH FLOWS FROM FINANCING ACTIVITIES
         Notes payable                             0           52,901
         Issuance of shares                        0            1,500


                                                   0           54,401
NET INCREASE (DECREASE) IN CASH                 (527)          12,785

CASH, BEGINNING OF PERIOD                    ( 1,180)         (13,965)

CASH, END OF PERIOD                          ($1,707)        ($ 1,180)