Form 10QSB
period 2003-01-31
DIGITAL WORLD CUP INC
filed 2003-03-12
CIK 1099963

U.S. Securities and Exchange Commission

                  Washington, D.C. 20549



                       FORM 10-QSB


(Mark One)
[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Quarterly period ended January 31, 2003

[   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ___________________ to ______________

   Commission file number: 333-90618




              INFOTEC BUSINESS SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)



       NEVADA                          98-0358149
 (State  or  other  jurisdiction of  (I.R.S.  Employer Identification No.)
  incorporation or organization)


444 Columbia St. E., New Westminster BC          V3L 3W9
(Address of principal executive offices)        (Zip Code)

Issuer's Telephone Number  (604) 777-1707

Check  whether the issuer (1) filed all reports required to be filed  by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


          YES [ X ]  NO [   ]


           APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,500,000 as of March 10, 2003.


              INFOTEC BUSINESS SYSTEMS, INC.

    Form 10-QSB for the quarter ended January 31, 2003

   TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT


         Page
PART I  Financial Information

Item 1. Financial Statements (unaudited):

         Consolidated:

         Balance  Sheets as of January 31, 2003  and  April 30, 20023

         Statements of Operations for the nine month period ended
         January 31, 2003,  for the period from August  30, 2001
         (inception) to January 31, 2002 and for the period from
         August  30, 2001 (inception) to January  31,  2003               4
         Statements  of  Operations  for  the  three  month period
         ended  January 31, 2003 and for the  three  months ended
         January 31, 2002                                                 5

         Statements of Stockholders' Equity for the period
         from  August  30, 2001 (inception) to January  31, 2003          6

         Statements of Cash Flows for the nine month period
         ended January 31, 2003, for the period from August 30, 2001 (inception) through January 31, 2002 and for the period
         from  August  30, 2001 (inception) to January  31, 2003          7

         Notes to Consolidated Financial Statements                       8

Item 2. Management's Discussion and Analysis or Plan  of Operation        10

Item 3  Controls and Procedures                                           13


PART II Other Information

Item 1. Legal Proceedings                                                 14

Item 2  Changes in Securities and Use of Proceeds                         14

Item 3  Defaults Upon Senior Securities                                   14

Item  4   Submission  of  Matters to  a  Vote  of  Security Holders       14

Item 5  Other Information                                                 14

Item 6  Exhibits and Reports on Form 8-K                                  14

         SIGNATURES                                                       14

         CERTIFICATIONS                                                   15

INFOTEC BUSINESS SYSTEMS, INC.
(A Development Stage Company)
Consolidated Balance Sheet





                                  January 31,   April 30,
                                      2003           2002
                                  (Unaudited)    (audited)
Assets

Current assets
  Cash                               $  5,820    $  2,066
  Amounts receivable                      695       2,094
  Prepaid expenses and other current
  assets                                    -         633


                                      $ 6,515    $  4,793




Liabilities and Stockholders' Deficiency

Current liabilities
  Accounts payable and accrued
  liabilities                        $    250    $      4
  Accounts payable - related           31,973      90,227


    Total current liabilities          32,223      90,231


Stockholders' deficiency
  Share capital
    Authorized
      25,000,000 preferred shares with $0.001 par value
      50,000,000 common shares with $0.001 par value
    Issued
       4,500,000 common shares          4,500      2,100
  Additional paid-in capital          122,500      4,900
  Deficit accumulated during the
  development stage                  (152,708)   (92,438)

  Total stockholders' deficiency      (25,708)   (85,438)

                                      $ 6,515 $    4,793












 The Accompanying Notes are an Integral
 Part of These Financial Statements

INFOTEC BUSINESS SYSTEMS, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)





                                  Period from  Period from
                                  August August
  Nine Month                  30, 2001  30, 2001
Period Ended                (Inception)(Inception)
January 31,                to January 31,to January 31,
  2003                          2002         2003    ,





Operating Expenses
  Administration costs       $5,460   $ 1,503      $ 6,782
  Professional fees          13,310      -          13,310
  Consulting                  1,000      -           1,000
  Rent and occupancy         13,500     6,000       24,000
  Equipment rental           13,500     5,806       23,808
  Software development costs 13,500    65,806       83,808

    Total operating expenses  60,270   79,115      152,708


Net (Loss)                   (60,270)$(79,115)  $ (152,708)


Net (loss) per share -
      Basic and Diluted  $     (0.01) $ (0.03)     $ (0.05)

Weighted average shares
of common stock outstanding 4,391,304 2,100,000   3,316,154


















 The Accompanying Notes are an Integral
 Part of These Financial Statements

INFOTEC BUSINESS SYSTEMS, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)






                                  Three          Three
                                  Month          Month
                                  Period Ended  Period Ended
                                  January 31,   January 31,
                                        2003          2002




Operating Expenses
  Administration costs                $ 2,510      $   369
  Professional fees                     1,452            -
  Rent and occupancy                    4,500        4,500
  Equipment rental                      4,500        4,500
  Software development costs            4,500        4,500

    Total operating expenses           17,462       13,869


Net (Loss)                            $(17,462)  $ (13,869)


Net (loss) per share -
     Basic and Diluted             $     -          $(0.01)

Weighted average shares
   of common stock outstanding      4,500,000      2,100,000


















 The Accompanying Notes are an Integral
 Part of These Financial Statements


INFOTEC BUSINESS SYSTEMS, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficiency
(Unaudited)




                             Common Stock                Deficit
                                             Additional  Accumulated During
                         Number of           Paid-in     the Development
                         Shares      Amount  Capital     Stage               Total

Initial
capitalization
October, 2001 for cash   2,100,000   $2,100  $4,900       $                  7,000
Net (loss)                                                (92,438)           (92,438)


Balance as of
  April 30, 2002         2,100,000    2,100   4,900       (92,438)           (85,438)

Shares issued for:

  Settlement of
  accounts payable       1,200,000    1,200  58,800                           60,000
  Private placement      1,200,000    1,200  58,800                           60,000

Net (loss)                                                (60,270)           (60,270)


Balance as of
  January 31, 2003       4,500,000   $4,500  122,500       (152,708)         (25,708)














 The Accompanying Notes are an Integral
 Part of These Financial Statements

INFOTEC BUSINESS SYSTEMS, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

                                                      Period from   Period from
                                      Nine            August        August
                                      Month           30, 2001      30, 2001
                                      Period Ended    (Inception)   to(Inception)
                                      January 31,     to January 31, to January
                                      2003             2002          31, 2003

Cash flows from operating activities
  Net Loss                             $(60,270)       $(79,115)     $(152,708)

  Changes in non-cash working
  capital, net                            4,024          74,877         91,528

                                        (56,246)         (4,238)       (61,180)


Cash flows from financing activities

  Proceeds from issuance of
  common stock                           60,000           7,000         67,000

                                         60,000           7,000         67,000



Increase (decrease) in cash
in the period                             3,754           2,762          5,820


Cash - beginning of period                2,066            -               -

Cash - end of period                    $ 5,820       $   2,762      $   5,820


Supplementary cash flow information

Shares issued to settle
   accounts payable - related        $   60,000       $    -           $60,000
















 The Accompanying Notes are an Integral
 Part of These Financial Statements

INFOTEC BUSINESS SYSTEMS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)


  NOTE 1: BASIS OF PRESENTATION

  (a) Interim Financial Data

The    accompanying   unaudited   consolidated    financial
  statements   have   been  prepared  in  accordance   with
  generally  accepted  accounting  principles  for  interim
  financial  information and the instructions to  form  10-
  QSB.   Accordingly,  they  do  not  include  all  of  the
  information and footnotes required by generally  accepted
  accounting  principles for complete financial statements.
  All  adjustments that, in the opinion of management,  are
  necessary  for  the fair presentation of the  results  of
  operations for the interim periods have been made and are
  of  a recurring nature unless otherwise disclosed herein.
  The results of operations for the nine month period ended
  January  31, 2003 are not necessarily indicative  of  the
  results  that  will be realized for  a  full  year.   For
  further information, refer to the Company's audited financial statements and notes thereto for the fiscal year ended April 30, 2002.

  (b)  Going Concern

The  financial statements have been presented on the  basis
  that  the  Company is a going concern, which contemplates
  the  realization  of  assets  and  the  satisfaction   of
  liabilities  in  the  normal  course  of  business.   The
  Company reported a net loss of $152,708 since inception to January 31, 2003. At January 31, 2003, the Company had working capital deficiency of $25,708.

The  Company  will need additional working  capital  to  be
  successful  in  its planned development activity  and  to
  service its current liabilities for the coming year, and,
  therefore, continuation of the Company as a going concern
  is   dependent  upon  obtaining  the  additional  working
  capital    necessary   to   accomplish   its   objective.
  Management has developed a strategy, which it believes will accomplish this objective, and is presently engaged in seeking various sources of additional working capital including equity funding through a private placement and long term financing.

The  financial statements do not include any adjustments to
  reflect the possible future effects on the recoverability
  and   classification  of  assets  or  the   amounts   and
  classifications of liabilities that may result from the outcome of this uncertainty.


  NOTE 2: COMMITMENT

Pursuant to a purchase agreement dated October 3, 2001, the Company acquired computer software development costs for the consideration of $60,000, and a royalty of 2% on the net sales revenue of any product or service that uses all or any portion of the software until the amount paid totals $250,000, after which the royalty drops to 1%.
  The royalty is payable quarterly following the first commercial sale of products or services.

The  software  development costs were acquired  from  Danby
  Technologies Corporation ("Danby"), a company controlled by a majority shareholder, and was recorded at Danby's historical cost base.




INFOTEC BUSINESS SYSTEMS, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited )



  NOTE 3: SHARE CAPITAL

a)   The  Company entered into a debt settlement  agreement
  om  May  13, 2002 whereby it settled the $60,000  arising
  from  the purchase of software development costs  by  the
  issuance  of 1,200,000 common shares at a price of  $0.05
  per share.

b)    The   Company  completed  a  Regulation  "S"  private
  placement of 1,200,000 common shares at $0.05 per share on May 14, 2002, resulting in proceeds to the Company of $60,000.



NOTE 4: RELATED PARTY TRANSACTIONS

During  the  period, the Company entered into  transactions
  (recorded at exchange values) with related parties as follows:

i)   The Company engages Danby to provide a shared internet
  enabled network system for deploying and testing, and  to
  provide professional staff to maintain implementation and
  undertake  development.   In the  nine  month  period  to
  January 31, 2003, the Company has incurred fees related to systems rental aggregating $27,000.

ii)  The Company rents its office premise from Danby at the
  rate  of $1,500 per month on a month to month basis.   In
  the nine month period to January 31, 2003, the Company has incurred rental charges aggregating $13,500.

ii)Danby  has  agreed not seek payment  of  the  amount  of
$26,425   currently  due  to  them  for  fees  charged   or
chargeable  under the terms of an engagement dated  October
3, 2001, until March 31, 2003, unless the Company raises substantial funds prior to that time.


iv) During the nine month period ended January 31, 2003, the Company engaged a company controlled by a director to provide marketing consulting services for $1,000.



NOTE 5: SUBSEQUENT EVENTS

a) The board of directors of the Company have approved a six for one split in the Company's authorized and issued capital stock effective March 18, 2003.







ITEM  2    Management's Discussion and Analysis or Plan  of
  Operation

General

          Management's discussion and analysis or  plan  of
  operation  contains  various forward  looking  statements
  within the meaning of the Securities and Exchange Act  of
  1934.   These  statements consist of any statement  other
  than   a  recitation  of  historical  fact  and  can   be
  identified by the use of forward looking terminology such
  as   "may,"   "expect,"  "anticipate,"   "estimates"   or
  "continue" or use of negative or other variations of comparable terminology. We caution that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in our forward looking statements, that these forward looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in our forward looking statements.

Overview

   We  are an early-stage company.  Our business plan is to
  develop   and   commercialize  a  system  that   provides
  customers  with remote access via the Internet  to  their
  software  applications and corporate data.   We  plan  to
  market our virtual office as a service to businesses in the U.S. and Canada and to earn revenue from monthly services fees, usage fees and consulting.

   We  acquired  the prior development, designs  and  pilot
  implementation  of the virtual office system  in  October
  2001.  Since that time, we have continued to progress our
  development  plan focusing on additional testing  of  the
  pilot implementation in a live business environment  with
  multiple  users.   Such  testing  provided  a  basis  for
  updated  designs for a commercial virtual office  system.
  Since our last fiscal year end of April 30, 2002, we have
  upgraded  our  pilot  system  to  incorporate  new   pre-
  commercial   software  and  our  designs  and  undertaken
  internal testing.   Our objective with these upgrades was
  to provide better segregation of our customers' data; to ensure privacy of our users activities; and to improve administration of user identities and system permissions.


   During the quarter, we completed informal testing of the
  upgraded  pilot  internally and with  companies  who  are
  related parties.  Our review confirms that our design and
  implementation   meets   our   objectives   for    client
  segregation.   We also continued to review implementation
  approaches for our productivity applications and have commenced the design plan for alternate approaches to implementing the productivity applications in our system.
  To date we have made some progress on the design and documentation of a formal development plan for the productivity applications. We expect to continue this phase of development through the next quarter within our current services agreement. While we are in development of our full featured virtual office system for use by the general public, we can potentially exploit our technology and underlying systems to offer custom developments and system hosting. We have initiated limited contacts to explore the potential for such services.

   Our   development  and  operating  activities  and   our
  ultimate progress has been restricted due to our limited financial resources.

Results of Operations

   We   have  not  yet  engaged  in  any  revenue-producing
  activities, nor are we a party to any binding  agreements
  that   will  generate  revenues.   For  the  period  from
  incorporation August 30, 2001 through April 30, 2002 we incurred a deficit of $152,708. Our principal areas of expenditure during the period were for prior development costs of $60,000, rent and occupancy costs of $24,000, system rental of $23,808, technical subcontracts of $23,808 and professional fees of $13,310.

   Our  principal  areas of expenditure  during  the  three
  month  period  ended January 31, 2003 were for  occupancy
  costs  of  $4,500,  system rental  of  $4,500,  technical
  subcontracts of $4,500 and professional fees  of  $1,452.
  For  the  nine  month period ended January 31,  2003  our
  principal  areas of expenditure were for occupancy  costs
  of   $13,500,   system   rental  of  $13,500,   technical
  subcontracts of $13,500 and professional fees of $13,310.

Liquidity and Capital Resources

   As of January 31, 2003, we had an accumulated deficit of
  $152,708  and  cash  in the bank of  $5,820.   We  had  a
  working  capital deficit at January 31, 2003 of  $25,708.
  The   deficit   was   funded  during  the   period   from
  incorporation through January 31, 2003 by proceeds from the issuance of common shares ($67,000), conversion of indebtedness to common shares ($60,000) and accounts payable and amounts from related parties ($25,708).

   Danby  Technologies  Corporation, a  related  party  has
  agreed not seek payment of  $26,425 of the amounts due to
  them at January 31, 2003  until March 31, 2003, unless we
  raise  substantial  funds prior to  that  time.   We  are
  required  to  raise  additional  funds  to  pay   current
  operating expenses and the costs of our development program.

Plan of Operations

   Our  plan  of operations for the following twelve  month
  period  is to complete the following objectives,  subject
  to   our  obtaining  funding  for  the  development   and
  marketing of our virtual office system:

   * Complete development of the virtual office system;
   * Complete development of our internal systems;
   * Complete development of our web and demonstration site; and
   * Market our virtual office system;

   To  accomplish our objectives, we will need to undertake
  significant development work and will accordingly need to
  hire   additional  employees,  contractors  and  further,
  engage  consultants to enable us to undertake  marketing.
  Progress in development and the hiring of additional staff is conditional upon our obtaining financing.

   Our plan, as outlined above and as is more fully set out
  in  our prospectus filed with the Securities and Exchange
  Commission and effective November 5, 2002, anticipates we
  will  spend  $409,200 over the next twelve  month  period
  pursuing  our  stated  plan of  operations.   Subject  to
  funding, we anticipate that approximately $259,000 of these expenditures would be spent within the next six month period.

   As at January 31, 2003 we had current assets of $6,515 and a working capital deficit of $25,708. Our current position is insufficient to carry out our plan of operations and complete our development program and, as we will be unable to generate revenues until such time as development is completed, we will require additional financing in order to pursue our plan of operations and our business plan.

   Our  financial  plan  requires  us  to  seek  additional
  capital  in  the  private and/or public  equity  markets.
  This  additional capital may be provided by the  sale  of
  equity  or  debt securities, or through the  issuance  of
  debt instruments.  If we receive additional funds through
  the  issuance of equity securities, however, our existing
  stockholders may experience significant dilution.  If  we
  issue  new  securities, they may contain certain  rights,
  preferences or privileges that are senior to those of our
  common  stock.   Moreover, we may not  be  successful  in
  obtaining additional financing when needed or on terms favorable to our stockholders. As we have no commitments from any third parties to provide additional equity or debt funding, we cannot provide any assurance that we will be successful in attaining such additional funding.

   We   have  not  yet  engaged  in  any  revenue-producing
  activities, nor are we a party to any binding  agreements
  that  will generate revenues. Due to our lack of revenue-
  production   to   date,  and  our  lack  of   contractual
  commitments  to generate revenue, there is  no  basis  at
  this time for investors to make an informed determination
  as  to the prospects for our future success.  For similar
  reasons,  our  auditors  have included  in  their  report
  covering  our  financial statements for the  period  from
  incorporation   to  April  30,  2002,   that   there   is
  substantial doubt about our ability to continue as a going concern.

Product Research

   Within our overall development budget and subject to sufficient funding, we anticipate spending $92,500 over the next twelve month period for product development to:

   1.Complete Development of Virtual Office System

   2.Complete Development of Our Network Infrastructure

   3.Complete Development of Web and Demonstration Site

Property or Plant

   To    complete   our   infrastructure   for   commercial
  operations,  we  estimate  software  licensing  costs  of
  approximately   $29,700  will  be  required.    We   also
  anticipate  that costs for the acquisition of  additional
  equipment, prepayments for high speed internet connection
  services   and  other  costs  including  fees   for   the
  implementation   of   this   infrastructure    will    be
  approximately $62,000. These amounts are included in our overall development budget and are subject to sufficient funding.

   Except   to   the  extent  required  to   complete   the
  development of the virtual office as noted above, we do not expect to purchase or sell plant and significant equipment in the next twelve months.

Employment

   With  funding, we expect our operations to grow to   six
  employees  and contractors from our current  level  of  1
  part time employee and 1 contracted person. The number and positions of any new employees and contractors will be determined by our financial position.



ITEM 3    Controls and Procedures

         On February 28, 2003, our management concluded its
  evaluation  of  the  effectiveness  of  the  design   and
  operation  of  the  Company's  disclosure  controls   and
  procedures.   As  of  the  Evaluation  Date,  our   Chief
  Executive   Officer  and  its  Chief  Financial   Officer
  concluded  that  we  maintain  disclosure  controls   and
  procedures  that  are  effective in providing  reasonable
  assurance  that information required to be  disclosed  in
  our  reports  under the Securities Act of 1934  (Exchange
  Act)  is  recorded,  processed, summarized  and  reported
  within the time periods specified in the SEC's rules  and
  forms,  and  that  such information  is  accumulated  and
  communicated  to  our  management,  including  our  Chief
  Executive  Officer  and our Chief Financial  Officer,  as
  appropriate, to allow timely decisions regarding required
  disclosure.   Our  management  necessarily  applied   its
  judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

   There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.





 PART II OTHER INFORMATION



ITEM 1. Legal Proceedings

None

ITEM 2. Changes in Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM  4.  Submissions  of Matters to  a  Vote  of  Security
  Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(a)      Index to Exhibits


Exhibits Description of Documents

99.1     Certification of Chief Executive Officer

99.2     Certification of Chief Financial Officer


(b)         Reports on 8-K.

No reports on form 8-K  were filed during the quarter ended January
31, 2003.


         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Infotec Business Systems, Inc.
         (Registrant)

Date.......................................March        12,2003
 By   /s/Robert Danvers
   (Robert Danvers, President, Director, CEO,
          Chief Financial and Accounting Officer)
CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002
---------------------------------------------------------------

I, Robert Danvers, certify that:

   1.I have reviewed this quarterly report on Form 10-QSB of Infotec Business Systems, Inc.;

   2.Based on my knowledge, this quarterly report does  not
      contain  any untrue statement of a material  fact  or
      omit  to state a material fact necessary in order  to
      make   the   statements  made,  in   light   of   the
      circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3.Based  on my knowledge, the financial statements,  and
      other   financial   information  included   in   this
      quarterly  report,  fairly present  in  all  material
      respects   the   financial  condition,   results   of
      operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

   4.The  registrant's other certifying officers and I  are
      responsible    for   establishing   and   maintaining
      disclosure  controls and procedures  (as  defined  in
      Exchange  Act  Rules  13a-14  and  15d-14)  for   the
      registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of that date;

   5.The registrant's other certifying officers and I have disclosed to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

      a)  all  significant deficiencies in  the  design  or
      operation  of internal controls which could adversely
      affect  the registrant's ability to record,  process,
      summarize   and  report  financial  data   and   have
      identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6.The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Date: March 12, 2003

   ______/s/ Robert Danvers___________________________
    Robert Danvers, Chief Executive Officer
CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE
SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
--------------------------------------------------------

I, Robert Danvers, certify that:

   1.I have reviewed this quarterly report on Form 10-QSB of Infotec Business Systems, Inc.;

   2.Based on my knowledge, this quarterly report does  not
      contain  any untrue statement of a material  fact  or
      omit  to state a material fact necessary in order  to
      make   the   statements  made,  in   light   of   the
      circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3.Based  on my knowledge, the financial statements,  and
      other   financial   information  included   in   this
      quarterly  report,  fairly present  in  all  material
      respects   the   financial  condition,   results   of
      operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

   4.The  registrant's other certifying officers and I  are
      responsible    for   establishing   and   maintaining
      disclosure  controls and procedures  (as  defined  in
      Exchange  Act  Rules  13a-14  and  15d-14)  for   the
      registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of that date;

   5.The registrant's other certifying officers and I have disclosed to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

      a)  all  significant deficiencies in  the  design  or
      operation  of internal controls which could adversely
      affect  the registrant's ability to record,  process,
      summarize   and  report  financial  data   and   have
      identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6.The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Date: March 12, 2003

   __/s/Robert Danvers_____________________________
    Robert Danvers, Chief Financial Officer





EXHIBITS  99.1 and 99.2



  Exhibit 99.1





    CERTIFICATION PURSUANT TO
    18 U.S.C. SECTION 1350,
    AS ADOPTED PURSUANT TO
    SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



            In connection with the accompanying quarterly report of Infotec Business Systems, Inc. (the "Company") on Form 10-QSB for the period ending January 31, 2003, as filed with the Securities and Exchange commission on the date hereof (the "Re port"), I, Robert Danvers, chief executive officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

       (1)  The  Report  fully complies with the  requirements  of
  Section  13(a) or 15(d) of the Securities Exchange Act of  1934;
  and

           (2)  The  information  contained in  the  Report  fully
       presents,   in   all  material  respects,   the   financial
       condition and results of operations of the Company.






  By: /s/ Robert Danvers
      ---------------------
     Robert Danvers
     Chief Executive Officer

     March 12, 2003





  Exhibit 99.2





                      CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350,
                        AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



            In connection with the accompanying quarterly report of Infotec Business Systems, Inc. (the "Company") on Form 10-QSB for the period ending January 31, 2003, as filed with the Securities and Exchange commission on the date hereof (the "Re port"), I, Robert Danvers, chief financial officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

       (1)  The  Report  fully complies with the  requirements  of
  Section  13(a) or 15(d) of the Securities Exchange Act of  1934;
  and

           (2)  The  information  contained in  the  Report  fully
       presents,   in   all  material  respects,   the   financial
       condition and results of operations of the Company.






  By: /s/ Robert Danvers
      ---------------------
     Robert Danvers
     Chief Financial Officer

     March 12, 2003