Form 10QSB
period 2003-03-31
DIGITAL WORLD CUP INC
filed 2003-05-15
CIK 1099963

United States
               Securities and Exchange Commission
                      Washington, DC 20549

                           FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

         For the three month period ended March 31, 2003

    [ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE
                          EXCHANGE ACT

                             0-31849
                     Commission file Number

                   Magnum d'Or Resources, Inc.

 Exact name of small business issuer as specified in its charter

 Nevada                                           98 - 02152222
 (State or other jurisdiction of               I.R.S. Employer
  incorporation or organization)               Identification No.

          305 Lakeshore Road East, Oakville, ON L6J 1J3
                       (Address of principal executive office)

                              (905-842-5515)
                    Issuer's telephone number


           ____________________Digital World Cup, Inc.
                      ____________________
     (Former name, former address and former fiscal year, if
                   changed since last  report)


        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PAST FIVE YEARS

  Check whether the registrant filed all documents and reports  required
   To be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of
   Securities under a plan confirmed by a court.  Yes ____  No
                              ____

              APPLICABLE ONLY TO CORPORATE ISSUERS
      State the number of shares outstanding of each of the Issuer's common equity as of the last practicable date: 18,518,184 shares.

    Transitional Small Business Disclosure Format (check one)
                        Yes ___  No    X





                             PART I

                      FINANCIAL INFORMATION

Item 1.     Financial Statements.

The unaudited financial statements for the six months ended March
31, 2003. are attached at the end of this Form 10-QSB.

Item 2.      Management's Discussion and Analysis or Plan of
            Operation.

(a) Plan of Operation.

The following discussion and analysis should be read in conjunction with our financial statements dated September 30, 2002 and March 31, 2003 (unaudited)...

Results of Operations

During the period from September 3, 1999, (inception) through
March 31, 2003, we have accomplished the following:

     - organizational activities and preparation for registration of our securities under the Securities Act of 1933. Magnum d'Or Resources, Inc. received only minimal ($7,505) revenues during this period.
     -      Changed the name of our company from
       Progolftournaments.com, to Digital World Cup, Inc and later to to Magnum d'Or Resources, Inc.
     - Effected a two for one stock split for all shareholders of record on January 31, 2001.
     - Effected a 50 for one reverse stock split for all shareholders of record on July 15, 2002.
     - Effected a 300 for one reverse stock split for all shareholders of record on
           October 21, 2002


For the current fiscal year, Magnum d'Or Resources, Inc. anticipates incurring a loss as a result of organizational expenses, expenses associated with registration under the Securities Act of 1933, and expenses associated with setting up a company structure to begin implementing its business plan. Magnum d'Or Resources Inc. anticipates that until these procedures are completed it will not generate substantial revenues and may continue to operate at a loss thereafter, depending upon the performance of the business.

During the period from September 30, 2002 to March 31, 2003 Magnum d'Or Resources, Inc. had losses of $12,496.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2003 reflects total assets of $76,647.





(b) Management's discussion and analysis of Financial Condition and Results of Operations.

Management is currently looking for the capital to complete our business plan. Negotiations and exploration are continuing. We have received no commitments as yet.

Magnum d'Or Resources, Inc. expects to carry out its plan of business. In addition, we may engage in a combination with another business. Magnum d'Or Resources, Inc. cannot predict the extent to which its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of that entity. Magnum d'Or Resources, Inc. has not engaged in discussions concerning potential business combinations.

Magnum d'Or Resources, Inc. will need additional capital to carry out its business plan or to engage in a business combination. No commitments to provide additional funds have been made by management or other shareholders. We cannot assure you that any additional funds will be available on acceptable terms or at all. Magnum d'Or Resources Inc. has no commitments for capital expenditures.

The Company continues to work towards interpreting the wide range of data and information from its Mongolian Gold- Copper property. The property known as the Shandi property is highly prospective in nature and the licensed areas are interesting for primary gold mineralization. Previous studies were evaluated and through geological mapping (scale 1:200,000) copper and manganese occurrences were identified. Similarly, tin and scheelite geochemical halos were also identified. As a result of the previous work the following recommendations were made:

1. Geological and geochemical mapping at a scale 1:5000 on the ore occurrences.
2. Conduct general prospecting and sampling within the hydrothermal altered zone and fault zone, which are lode gold features.
3. Geophysical mapping at scale 1:5000 in the territory of the occurrence.
4. Other areas needed prospecting work with large-scale mapping and rock chip sampling.

On the corporate front, the last quarter included the resignations of the previous directors and officers of the Company and the subsequent appointment of new directors and officers, namely Reno
J. Calabrigo as President, Treasurer and Director and Janet
Winkler as Secretary and Director.


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

          None

Item 3.        Defaults Upon Senior Securities

     Not Applicable

Item 4.        Submission of Matters to a Vote of Securities
          Holders

     None

Item 5.        Other Information

Registrant changed its name to Magnum d'Or Resources, Inc.

Item 6.        Exhibits and Reports on Form 8-K

(A)  EXHIBITS

NUMBER                                 DESCRIPTION

(B) REPORTS ON FORM 8-K

None


                          CERTIFICATIONS




I, Reno Calabrigo, certify that:

    (1) I have reviewed this quarterly report on Form 10-Q of Magnum d'Or Resources Inc.;


    (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation
Date"); and

             (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

             (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    (6) The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:  May 15, 2003                       /s/ Reno J. Calabrigo
- -----------------------                   ----------------------
--                                                   Reno J.Calabrigo
                                                   Chief Executive Officer
                                                   Chairman of the
                                                  Board of Directors
                                        (Principal Executive Officer)



I,  Janet Winkler, certify that:

    (1) I have reviewed this quarterly report on Form 10-Q of Magnum d'Or Resources Inc.;

    (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             (b) evaluated  the  effectiveness of  the registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and

             (c) presented in  this quarterly report our conclusions about  the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

             (a) all significant deficiencies  in  the  design  or operation  of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or, other employees who have a significant role in the registrant's internal controls; and

 (6) The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 15, 2003                       /s/ Janet Winkler
- -----------------------             ------------------------
                                  Janet Winkler, Secretary
                    (Principal Financial and Accounting Officer)












                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                              Dated May 15, 2003

                              MAGNUM D'OR RESOURCES, INC.

                              /S/ Reno J. Calabrigo
                              Reno J. Calabrigo, President and CEO
             MAGNUM d'OR RESOURCES INC. AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEET
                       AS AT MARCH 31, 2003
              (COMPARATIVE AS AT SEPTEMBER 30, 2002)

                  ASSETS

CURRENT
                                    March 31, 2003   September 30, 2002
     Cash                          $ 1,122                  $0
         Accounts receivable             0                   0
         Prepaid expenses                0                   0
         Note receivable                 0                   0
                                     1,122                   0

MINERAL RIGHTS                      75,250                   0

CAPITAL ASSETS                         275                 275

                                   $76,647             $   275

                  LIABILITIES

CURRENT
         Bank indebtedness              $0             $ 1,180
         Accounts payable
         and accrued                68,857              41,357
         Notes payable             628,190             628,190

                                   697,047             670,727

         SHAREHOLDERS' DEFICIENCY

COMMON STOCK                         6,256               1,810

ADDITIONAL PAID IN CAPITAL         629,911             571,809

DEFICIT                         (1,256,567)         (1,244,071)

TOTAL SHAREHOLDERS' DEFICIENCY    (620,400)           (670,452)

TOTAL LIABILITIES AND
         SHAREHOLDERS' DEFICIENCY  $76,647             $   275


             MAGNUM d'OR RESOURCES INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE SIX MONTHS ENDED MARCH 31, 2003
        (COMPARATIVE FOR THE YEAR ENDED SEPTEMBER 30, 2002)

REVENUES
                               March 31, 2003      September 30, 2002
         Interest income                  $0                  $ 0
         License revenue                   0                    0


                                           0                    0

OPERATING EXPENSES
         Stock transfer fees           3,140                1,557
         Management fees                   0              193,555
         Web site development costs        0              188,000
         Advertizing and promotion         0               21,324
         Amortization                      0                  105
         Travel                          562                  557
         Professional fees             5,488               24,475
         Rent                              0                  307
         Telephone                         0                  121
         Office supplies                 706                1,175
         Bank charges                    285                  633
         Edgar and news releases       2,315                    0


                                      12,496              431,809

NET LOSS BEFORE UNUSUAL ITEM         (12,496)            (431,809)

UNUSUAL ITEM
     Gain on settlement of debt            0               35,918

NET LOSS                             (12,496)            (395,891)

ACCUMULATED DEFICIT, BEGINNING    (1,244,071)            (848,180)

ACCUMULATED DEFICIT, END         ($1,256,567)          (1,244,071)

BASIC AND DILUTED LOSS PER SHARE   ($0.00067)              ($0.57)

WEIGHTED AVERAGE NUMBER OF COMMON
         SHARES OUTSTANDING       18,518,184              694,484


               MAGNUM d'OR RESOURCES INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2003
          (COMPARATIVE FOR THE YEAR ENDED SEPTEMBER 30, 2002)

CASH FLOWS FROM (USED FOR) OPERATING
         ACTIVITIES
                                               March 31, 2003 September 30, 2002
         Net loss                                   ($ 12,496)        ($395,891)
         Common stock issued for services               62,548           395,000
         Adjustments to reconcile cash flow
                  - amortization                             0               105
            - loss on sale of software licence               0            57,525
         Changes in assets and liabilities
                  - accounts receivable                      0                 0
                  - prepaid expense                          0             5,067
                  - accounts payable                    27,500         (120,983)

NET CASH FROM
     OPERATING ACTIVITIES                               77,552         ( 59,177)

CASH FLOWS FROM INVESTING ACTIVITIES
         Notes receivable                                    0                 0
         Acquisition of capital assets                 (75,250)                0
         Disposal of capital assets                          0            17,561


                                                       (75,250)           17,561

CASH FLOWS FROM FINANCING ACTIVITIES
         Notes payable                                       0            52,901
         Issuance of shares                                  0             1,500

                                                             0            54,401

NET INCREASE (DECREASE) IN CASH                          2,302            12,785

CASH, BEGINNING OF PERIOD                              ( 1,180)         (13,965)

CASH, END OF PERIOD                                     $1,122         ($ 1,180)