Form 10QSB
period 2003-06-03
DIGITAL WORLD CUP INC
filed 2003-08-12
CIK 1099963

United States
             Securities and Exchange Commission
                    Washington, DC 20549

                         FORM 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
             SECURITIES AND EXCHANGE ACT OF 1934

        For the nine month period ended June 30, 2003

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

            APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the Issuer's common equity as of the last practicable date: 50,000,000 shares.

Transitional Small Business Disclosure Format (check one)  Yes ___
                           No    X





                           PART I

                    FINANCIAL INFORMATION

Item 1.     Financial Statements.

The unaudited financial statements for the nine months ended June 30, 2003. are attached at the end of this Form 10-QSB.

Item 2.      Management's Discussion and Analysis or Plan of Operation.

(a) Plan of Operation.

The following discussion and analysis should be read in conjunction with our financial statements dated September 30, 2002, and June 30, 2003 (unaudited)...

Results of Operations

During the period from September 3, 1999, (inception) through June 30, 2003, we have accomplished the following:

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

During the period from September 30, 2002 to June 30, 2003 Magnum d'Or Resources, Inc. had losses of $53,745.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2003 reflects total assets of $79,123.





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

On the corporate front, the last quarter included the appointment of Kenneth Sanders and John Yee to the Board of Directors of the Company.


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





Date:  June 30, 2003                       /s/ Reno Calabrigo
- -----------------------                   ------------------
                                   Reno Calabrigo
                                   Chief Executive Officer
                                   Chairman of the Board of Directors
                                   (Principal Executive Officer)










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


Date:  June 30, 2003                       /s/ Janet Winkler
- -----------------------                   ------------------------
                                          Janet Winkler

                                   Secretary
                                   (Principal Financial
                                          and Accounting Officer)












                         SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                              Dated August 12, 2003

                              MAGNUM D'OR RESOURCES, INC.

                              /S/ Reno J. Calabrigo
                              Reno J. Calabrigo, President, Treasurer
                              and Director










         MAGNUM d'OR RESOURCES INC.
         CONSOLIDATED STATEMENT OF CASH FLOWS
         FOR THE NINE MONTHS ENDED JUNE 30, 2003
         (COMPARATIVE FOR THE YEAR ENDED SEPTEMBER 30, 2002)

CASH FLOWS FROM (USED FOR)
         OPERATING ACTIVITIES
                                        June 30, 2003  September 30, 2002

         Net loss                      $ (53,745)        $ (395,891)
         Common stock issued for          62,548            395,000
        services
         Adjustments to reconcile
        cash flow
                - amortization                 0                105
                - loss on sale of              0             57,525
              software licence
         Changes in assets and
        liabilities
                - accounts                -3,000                  0
              receivable
                - prepaid                      0              5,067
              expense
                - accounts payable        47,359           -120,983
                                          -------------------------
NET CASH FROM OPERATING
         ACTIVITIES                       53,162            -59,177
                                         --------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
         Notes                                 0                  0
        receivable
         Acquisition of capital          -75,250                  0
        assets
         Disposal of capital                   0             17,561
        assets                                               ------

                                         -75,250             17,561
                                           ------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
         Notes payable                         0             52,901
         Shareholder                      20,866                  0
        loan
         Issuance of shares
                - common                       0              1,500
                - preference               3,000                  0
                                          -------------------------
                                          23,866             54,401
                                          -------------------------

NET INCREASE (DECREASE) IN CASH            1,778             12,785

CASH, BEGINNING OF PERIOD                 -1,180            -13,965
                                        ---------------------------
CASH, END OF PERIOD                  $       598         $   (1,180)
                                        ===========================