Form 10QSB/A
period 2003-06-03
DIGITAL WORLD CUP INC
filed 2003-09-03
CIK 1099963

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


                              Dated August 12, 2003

                              MAGNUM D'OR RESOURCES, INC.

                              /S/ Reno J. Calabrigo
                              Reno J. Calabrigo, President, Treasurer
                              and Director





           MAGNUM d'OR RESOURCES INC.
           CONSOLIDATED BALANCE SHEET
           AS AT JUNE 30,
         2003
           (COMPARATIVE AS AT SEPTEMBER 30, 2002)

           ASSETS
CURRENT                                      June 30, 2003   September 30,2003
   Cash                          $                 598    $          -
   Accounts                                      3,000               0
  receivable
   Prepaid expenses                                  0               0
   Notes                                             0               0
  receivable

                                                 3,598               0
                                                ----------------------

MINERAL RIGHTS                                  75,250               0

CAPITAL ASSETS                                     275             275
                                                ----------------------
                                 $              79,123            $275
                                                ======================
           LIABILITIES
CURRENT
   Bank indebtedness                           $     -      $    1,180
   Accounts payable and                         88,716          41,357
  accrued
   Notes                                       628,190         628,190
  payable
   Shareholder loan                             20,866               0
                                               -----------------------
                                               737,772         670,727
                                               -----------------------
           SHAREHOLDERS' DEFICIENCY
COMMON STOCK                                     6,256           1,810

ADDITIONAL PAID IN CAPITAL                     629,911         571,809

PREFERENCE SHARES                                3,000               0

DEFICIT                                     -1,297,816      -1,244,071
                                            --------------------------
SHAREHOLDERS' DEFICIENCY                      -658,649        -670,452
                                            --------------------------
TOTAL LIABILITIES AND
   SHAREHOLDERS' DEFICIENCY   $                 79,123        $    275
                                            ==========================



     MAGNUM d'OR RESOURCES INC.
     CONSOLIDATED STATEMENT OF OPERATIONS
     FOR THE NINE MONTHS ENDED JUNE 30, 2003
     (COMPARATIVE FOR THE YEAR ENDED SEPTEMBER 30, 2002)

REVENUES                                   June 30, 2003   September 30,2002
     Interest income                          $      -           $   -
     Licence revenue                                 0               0

                                                     0               0
                                                 ----------------------

OPERATING EXPENSES
     Stock transfer fees                         5,233           1,557
     Management fees                                 0         193,555
     Web site development costs                      0         188,000
     Advertizing and promotion                       0          21,324
     Amortization                                    0             105
     Travel                                      2,399             557
     Professional fees                          23,144          24,475
     Rent                                       16,071             307
     Telephone                                       0             121
     Office supplies                             1,051           1,175
     Bank charges                                  285             633
     Edgar and news releases                     4,788               0
     Miscellaneous                                 774               0
                                                ----------------------
                                                53,745         431,809

NET LOSS BEFORE UNUSUAL ITEM                   -53,745        -431,809
                                                ----------------------
     Unusual item
      Gain on settlement of debt                     0          35,918


NET LOSS                                       -53,745        -395,891

ACCUMULATED DEFICIT, BEGINNING              -1,244,071        -848,180
                                            --------------------------
ACCUMULATED DEFICIT, END                $   (1,297,816)  $  (1,244,071)
                                            ==========================
BASIC AND DILUTED LOSS PER SHARE             ($0.00107)      ($0.57005)
                                            ==========================
WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING              50,000,000         694,484
                                            ==========================







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