Form 10KSB
period 2003-09-30
DIGITAL WORLD CUP INC
filed 2004-01-20
CIK 1099963

United States
                    Securities and Exchange Commission
                           Washington, DC 20549

                                FORM 10-KSB

                [X] ANNUAL REPORT UNDER 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                  For the year ending September 30, 2003

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

            Suite 404, 170 the Donway West, Toronto, ON M3C 2G3
                       (Address of principal executive office)

                              (416-386-0044)
                         Issuer's telephone number


                 ____________________ ____________________
   (Former name, former address and former fiscal year, if changed since last  report)

     Securities Registered under Section 12(b) of the Exchange Act:  None.

     Securities Registered under Section 12(g) of the Exchange Act:

                  Class A common stock, $.001 par value.
                              Title of Class



   Check whether the registrant filed all documents and reports required To be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of
      Securities under a plan confirmed by a court.  Yes ___  No ____

                   APPLICABLE ONLY TO CORPORATE ISSUERS
      State the number of shares outstanding of each of the Issuer's common equity as of the last practicable date: 80,000,000 shares.

Transitional Small Business Disclosure Format (check one)  Yes ___No X

Check if there is no disclosure of delinquent filers in response To Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year ($821,369)

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold , or the average bid and asked price of such common
equity, as of a specified date within the past 60 days.   $10,499,911.28











 PART I


ITEM 1 - DESCRIPTION OF BUSINESS

          Magnum d'Or Resources, Inc. ("Magnum" or "the Company") is a junior resource company managed by professionals focused on the exploration and advancement of premium base and precious metal assets primarily in Mongolia. The Company is currently exploring 4 properties in Mongolia whereby the company has an option to earn a 100% in the properties and to purchase the royalties outright. Two of the properties are strategically located near the town of Undershill adjacent to Ivanhoe Mines' property in Mongolia. Magnum's recent discoveries in the Undershill properties and the recent acquisition to earn up to a 100% interest in the Khol Morit porphyry-copper gold property will ensure a busy exploration year for Magnum in 2004. Recent Mongolian discoveries are attracting worldwide exploration interest in Mongolia and land acquisition processes are proving favourable for exploration licensing.


          ITEM 2 - DESCRIPTION OF PROPERTY

          Magnum acquired an option to earn a 100% interest in the Shandi gold-copper property located in southeastern Mongolia. The property hosts favourable geology and shares borders with Ivanhoe Mines and International Uranium Corp. The Shandi property lies within the Undurshil Deep Fault, a region favourable to significant copper and gold discoveries. The company has expanded its holdings in the area by acquiring interest in the two properties adjacent to the Shandi property.

          Magnum has signed an agreement on two highly prospective gold properties in Mongolia bordering the famous Ivanhoe Mines licenses, and the existing Shandi property.

          The two highly prospective licenses neighboring Ivanhoe Mines and the Shandi Property have recently had work programs, which resulted in the discovery of the 'North Zone' in property one and the 'East Zone' the second property. The 'North Zone' discovery has an identified area of high mineral potential; the North Zone exploration program resulted in encouraging assay values from samples, which realized both copper and gold values. Other areas also showed very high potential for mineral exploration and will be further pursued in an initial work program. Based on fieldwork it is recommended that the North Zone undergo additional geological mapping, rock and soil sampling, and Induced Polarization surveys to help define the possibilities of a significant new discovery. Future work is also highly recommended on the other prospective areas within the North Zone that were previously identified in the program. In the identification of 'The East Zone,' the second property, the East Zone is described as an epithermal-magnetite occurrence similar to a Nevada type occurrence giving immediate elevated nickel and cobalt values. In addition, the zone is coincident with a geophysical high, which extends in an east-west direction for 5 km. This zone may be representative of a porphyry/skarn occurrence and endures the possibility of significant mineralization.

          Magnum has acquired an option to earn a 100% interest in the Khol Morit porphyry-copper gold property located west of Ivanhoe Mine's Turquoise Hill Project in south-eastern Mongolia. Under the terms of the option agreement, Magnum has an exclusive right to earn a 100% interest in the property within a 9-month period through share issuance, a small cash consideration, and an exploratory work program to take place within 9 months.

          The Khol Morit property hosts a porphyry copper system with alteration covering 2 square kilometers. In a recent report on the property, it was suggested that due to the effects of surface oxidation and leaching, copper mineralization may be more extensive at depth than at the surface.

          Item 3.        Legal Proceedings

     None

Item 4.        Submission of Matters to a Vote of Security Holders.

          None


                                  PART II

Item 5.        Market for Common Equity and Related Stockholders Matters.

     There is no public market for the registrant's securities.

     The market for common equity for the high and low bid information for the registrant's last two fiscal years by quarters is as follows:

     Date

Date            Bid              Ask
3/31/02         .09              .10
6/30/02         .002             .004
9/30/02         .042             .072
12/31/02        .17              .25
3/31/03         .10              .11
6/31/03         .035             .038
9/30/03         .108             .11
12/31/03        .165             .17

     The above numbers are over-the-counter market quotations that reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. These numbers have been presented by management.

The registrant has _____shareholders of record as of September 30, 2003.

The registrant has never paid any dividends.

Item 6.        Management's Discussion and Analysis or Plan of Operation.

     a) Plan of Operation.

The following discussion and analysis should be read in conjunction with our financial statements dated September 30, 2002, and September 30, 2003 (audited)...

Results of Operations

During the period from September 3, 1999, (inception) through September 30, 2003, we have accomplished the following:

     - Organizational activities and preparation for registration of our securities under the Securities Act of 1933. Magnum d'Or Resources, Inc. received only minimal ($7,505) revenues during this period.
     - Changed the name of our company from Progolftournaments.com, to Registrant, Inc and later to Magnum d'Or Resources, Inc.
     - Effected a two for one stock split for all shareholders of record on January 31, 2001.
     - Effected a 50 for one reverse stock split for all shareholders of record on July 15, 2002.
     - Effected a 300 for one reverse stock split for all shareholders of record on October 21, 2002


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

During the period from September 30, 2002 to September 30, 2003 Magnum d'Or Resources, Inc. had losses of $821,369.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2003 reflects total assets of $204.

(b) Management's discussion and analysis of Financial Condition and Results of Operations.

Management is currently looking for the capital to complete our business plan. Negotiations and exploration are continuing.

Magnum d'Or Resources, Inc. ("the Company") expects to carry out its plan of business. In addition, we may engage in a combination with another business. The Company cannot predict the extent to which its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of that entity. The Company has not engaged in discussions concerning potential business combinations.

The Company will need additional capital to carry out its business plan or to engage in a business combination. Limited commitments to provide additional funds have been made by management or other shareholders. We cannot assure you that any additional funds will be available on acceptable terms or at all. The Company has no commitments for capital expenditures.

The Company continues to work towards interpreting the wide range of data and information from its Mongolian Gold- Copper properties.

In more recent months, the Company has successfully fulfilled the terms outlined in the 2003 Option Agreement on the North and East Zone properties by completing the initial work program. Moreover, through the completion of the work program, two mineral discoveries are now confirmed and an additional discovery has since been made. The areas are identified as Magnetite Hill, the Gold-Copper Zone and the (new) Copper Zone. The Company expects to commence drilling in the Spring of 2004.

Finally, the Company acquired an additional Option to earn 100% interest in the Khol Morit prorphyry-copper gold property in South Eastern Mongolia.

On the corporate front, the last quarter included the appointment of Robert Currie to the Board of Directors of the Company.

Liquidity and Capital Resources

The Registrant is a development stage company and has had no revenues for the past three months.















































Item 7.  Financial Statements

                      RUSSELL & ATKINS, PLC

                                     5809 North Grand, Suite D
  Dennis Atkins                      Oklahoma City, OK  73118
  Casey Russell                      Telephone:  (405) 607-8743
  Member SEC                         Fax:  (405) 607-8744
Practice Section                     E-mail: HARCPAS@hotmail.com




                  INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Magnum d'Or Resources Inc. and Subsidiary

We have audited the balance sheet of Magnum d'Or Resources Inc. and Subsidiary - (A Development Stage Enterprise) as of September 30, 2003 and the related statements of operations, shareholders' equity and cash flows for the period September 3, 1999 (date of inception) to September 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We did not audit the consolidated financial statements of Magnum d'Or Resources, Inc. and Subsidiary for the period September 3, 1999 (date of inception) to September 30, 2002. The consolidated financial statement amounts of the statements of operations, cash flows and changes in shareholders' equity for such period are encompassed in the cumulative financial statements for the period September 3, 1999 (date of inception) to September 30, 2002. The consolidated financial statements for all periods prior to October 1, 2002 were audited by other auditors whose reports expressed an unqualified opinion on those statements, and our opinion, in so far as it relates to amounts for the period from inception to September 30, 2002 in the cumulative totals for the consolidated statements of operations, cash flows and changes in shareholders' equity is based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Magnum d'Or Resources Inc. as of September 30, 2003 and the results of its operations and its cash flows for the period September 3, 1999 (date of inception) to September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Russell & Atkins, PLC

January 19, 2004





MAGNUM D'OR RESOURCES INC.
(A DEVELOPMENT STAGE
ENTERPRISE)
BALANCE SHEET
AS AT SEPTEMBER 30, 2003

                                               2003        2002

ASSETS

CURRENT ASSETS
Cash                                             -        -
Sundry asset                                     -        100
                                                -------------
Total Current Assets                             -        100
                                                -------------
FIXED ASSETS
Office furniture                                 581      524
Less: Accumulated
depreciation                                    (377)    (249)
                                                -------------
Total Fixed Assets                               204      275

Total Assets                                     204      375
                                                 ------------
LIABILITIES AND SHAREHOLDER EQUITY

CURRENT LIABILITIES

Accounts payable                              61,443        -
Loan payable                                     -     54,887
                                             ----------------
Total Current Liabilities                     61,443   54,887
                                              ---------------
SHAREHOLDER EQUITY

Common stock, par value $.001,
160,000,000 authorized,
  issued and outstanding - 80,000,000
(2002 - 1,810,460)                             80,000   1,810

Preferred stock, par value $.001,
10,000,000 authorized,
 issued and outstanding -
7,000,000                                       7,000    -

Additional paid in capital                  1,301,361 571,809


Deficit accumulated during
development stage                          (1,449,600) (628,231)
                                           --------------------

Total Shareholder Equity                      (61,239)  (54,612)
                                             ------------------

Total Liabilities and
Shareholder Equity                                204       275



The accompanying notes are an integral part of these financial statements








MAGNUM D'OR RESOURCES INC.
(A DEVELOPMENT STAGE
ENTERPRISE)
STATEMENT OF OPERATIONS
FOR THE YEAR ENDED SEPTEMBER 30, 2003
                                                               From
                                                            Inception
                                                             (Sept 3,
                                                              1999)
                                                           to September
                                          2003     2002       30, 2003

REVENUE                                     -        -        -

OPERATING EXPENSES
Management and consulting
fees                                    797,012  205,000  989,179
Web site development costs
                                        -        190,000  188,000
Travel and promotion
                                         15,551   21,881   99,144
Depreciation
                                            107      105   31,332
Exploration and development
costs                                    20,000     -      20,000
Professional fees                        26,396   24,475   77,319
General and administrative               58,686   3,793    81,810
                                         ------------------------
Total Operating Expenses
                                       917,752  445,254  1,486,784
                                       ---------------------------
LOSS FROM OPERATIONS BEFORE UNUSUAL
ITEM                                  (917,752)(445,254)(1,486,784)



UNUSUAL ITEM
  Gain(loss) on settlement of
debt                                    96,383   (59,199)  37,184
                                        --------------------------

NET LOSS                                 $        $        $
                                      (821,369) (504,453)  (1,449,600)
                                      -------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING - BASIC AND
DILUTED                             29,550,600  694,484
                                    ====================

LOSS PER SHARE - BASIC AND               $        $
DILUTED                                 (0.027)  (0.727)
                                    ====================

The accompanying notes are an integral part of these financial statements


MAGNUM D'OR RESOURCES INC.
(A DEVELOPMENT STAGE
ENTERPRISE)
STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED SEPTEMBER 30, 2003
                                                               From
                                                            Inception
                                                             (Sept 3, 1999)
                                                            to September
                                           2003     2002       30, 2003

CASH FLOW FROM OPERATING ACTIVITIES

Net Loss                                (821,369) (504,453)  (1,449,600)

Adjustments to reconcile net
loss to net cash
 used in operating
activities
Stock issued for services and
expenses                                 814,742   395,000    1,209,742
Depreciation                                 107       105       31,332
Loss on sale of software
license                                        -    57,525       57,525
Issuance of preference
shares                                    (7,000)      -         (7,000)
Gain(loss) on settlement of
debt - noncash portion                     1,718   108,562       95,639
Foreign exchange
adjustment                                   (50)     -
Changes in assets and
liabilities
 Decrease in sundry assets                   100     5,067
 Increase(decrease) in
accounts payable                          61,443  (120,983)       61,443
                                          ------------------------------


                                         871,060   445,276     1,448,681
                                         -------------------------------
Net Cash Used in Operating
Activities                                49,691   (59,177)         (919)
                                         -------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
 Adjustment of stock re
reverse split                             (1,804)       -           -
 Issuance of  shares                       7,000     1,500         1,500
 Increase(decrease) in loans
payable- net                             (54,887)   40,116          -
                                        ---------------------------------


Net Cash Used In Financing
Activities                               (49,691)   41,616          1,500
                                         --------------------------------

CASH FLOW FROM INVESTING ACTIVITIES
 Disposal of fixed assets                  -        17,561           -
 Purchase of fixed assets                  -           -             (581)
                                           ------------------------------
Net Cash Provided By Investing
Activities                                 -        17,561           (581)
                                          -------------------------------
Increase(Decrease) in Cash
                                           -            -             -

Cash and Cash Equivalents -
Beginning of Period                        -            -             -

Cash and Cash Equivalents - End          $        $        $
of period                                  -            -             -
                                          --------------------------------
Supplementary Information
   Interest paid                           486          633          1,119
   Taxes paid                              -            -             -

The accompanying notes are an integral part of these financial statements








































MAGNUM D'OR RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CHANGES IN STOCKHOLDER EQUITY
FROM INCEPTION(SEPTEMBER 3, 1999) TO SEPTEMBER 30, 2003

                                                                             Accumulated
                                                                 Additional  During the
                                                 Preference       Paid-In    Development
                      Common Stock               Shares
                         Shares        Amount   Shares  Amount   Capital       Stage     Totals

Balance -
September 3, 1999         -             -        -        -       -            -           -

September 30,
1999
  Shares issued           8,861,300     8,861    -        -       85,080                   93,941
for cash

  Shares issued           1,000,000
for services                            1,000    -        -         -           -          1,000

Net Loss -
September 30, 1999           -           -        -        -        -           (12,197)   (12,197)


Balance -                 9,861,300
September 30, 1999                       9,861    -        -        85,080      (12,197)    82,744

September 30,
2000
  Options issued
for software
   license                   -           -        -        -        82,178        -         82,178

Net Loss -
September 30, 2000           -           -        -        -         -           (38,599)  (38,599)


Balance -                 9,861,300
September 30, 2000                       9,861    -        -        167,258      (50,796)   126,323

January 30, 2001
 2 for 1 stock            9,861,300
split                                    9,861    -        -        (9,861)          -           -

Net Loss -
September 30, 2001           -            -       -        -          -           (72,982)    (72,982)


Balance -                19,722,600
September 30, 2001                       19,722   -         -        157,397       (123,778)   53,341

Stock issued for         13,300,000
services                                 13,300   -         -        371,700         -         385,000

July 15, 2002
 Reverse stock           (32,362,140)
split 1 for 50                           (32,362)  -        -         32,362         -           -


Shares issued for         1,000,000
services                                  1,000    -        -          9,000         -           10,000

Shares issued to            150,000
settle debt                                150     -        -          1,350         -            1,500

Net Loss -
September 30, 2002             -            -       -        -           -           (504,453)   (504,453)


Balance -                 1,810,460
September 30, 2002                         1,810    -        -          571,809      (628,231)    (54,612)


October 2002
 Reverse stock            (1,804,276)
split 1 for 300                            (1,804)  -        -           1,804           -           -

Stock issued for
services and
 expenses                  79,993,816
                                           79,994   -        -            734,748        -         814,742

Issuance of
preference shares             -             -        7000000 7,000        (7,000)        -           -


Net Loss -
September 30, 2003            -             -        -        -             -           (821,369)   (821,369)


Balance -                   80,000,000
September 30, 2003                         80,000    7000000  7,000         1301361      (1449600)    (61239)








                        MAGNUM D'OR RESOURCES INC.
                     (A Development Stage Enterprise)
                      Notes To  Financial Statements
                            September 30, 2003

Note 1 - General

     Nature of Business

     MAGNUM D'OR RESOURCES INC., Inc. (the "Company") was incorporated on September 3, 1999 under the laws of the State of Nevada. The
     Company's primary business activity is to invest in and develop resource properties.

     In April 2003, the Company spun off is wholly-owned subsidiary Progolftournaments.com Inc.

     The Company's fiscal year end is September 30.

Note 2 - Summary of Significant Accounting Policies:

     Basis of Presentation - Development Stage Company

     The Company has not earned any revenue from limited principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

     Basis of Accounting

     The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. Significant accounting principles followed by the Company and the methods of applying those principles, which materially affect the determination of financial position and cash flows are summarized below.


     Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.
















                        MAGNUM D'OR RESOURCES INC.
                     (A Development Stage Enterprise)
                       Notes To Financial Statements
                            September 30, 2003

Note 2 - Summary of Significant Accounting Policies: (Continued)

     Cash and Cash Equivalents

      For  purposes of the statement of cash flows, the Company  considered
all  cash  and other highly     liquid investments with initial  maturities
of three months or less to be cash equivalents.

     Property and Equipment

     The Company follows the practice of capitalizing property and equipment is stated at cost in excess of $500. The cost of ordinary maintenance and repairs is charged to operations while renewals and replacements are capitalized. Depreciation is computed over the estimated useful lives of the assets generally as follows:

               Office Furniture         5 years

     Income Taxes

     The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse

     Net earning (loss) per share

     Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible preferred stock, in the weighted-average number of common shares outstanding for a period, if dilutive. All potentially dilutive securities have been excluded from the computation, as their effect is anti-dilutive.

     Fair Value of Financial Instruments

     The carrying amount of cash, deposits, accounts payable are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

















                        MAGNUM D'OR RESOURCES INC.
                        (A Development Enterprise)
                       Notes To Financial Statements
                            September 30, 2003

Note 2 - Summary of Significant Accounting Policies: (Continued)

     Recently Issued Accounting Standards

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123" (FAS 148). The statement amends SFAS 123 "Accounting for Stock Based Compensation:" (FAS 123) to provide alternative methods of voluntarily transition to the fair value based method of accounting for stock based employee compensation. FAS 148 also amends the disclosure requirement of FAS 123 to require disclosure of the method used to account for stock based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The disclosure provisions will be effective for the Company beginning with the Company's quarter ended March 31, 2003. The Company has no current intention to change its policy of accounting for stock-based compensation.

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), " Consolidation of Variable Interest Entities, and Interpretation of ARB No.51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficial of the entity if the equity investors in the entity do not have characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning on or after June 15, 2003.

     On April 30, 2003 the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The amendments set forth in Statement 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is effective for contracts entered into or modified after June 30, 2003.

     On May 15, 2003 the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. In addition to its requirements for the classification and measurement of financial instruments in its scope, Statement 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003.

     The company believes that none of the recently issued accounting standards will have a material impact on the financial statements.













                        MAGNUM D'OR RESOURCES INC.
                        (A Development Enterprise)
                       Notes To Financial Statements
                            September 30, 2003


Note 3 - Income Taxes

      There has been no provision for U.S. federal, state, or foreign income taxes for any period because the Company has incurred losses in all periods and for all jurisdictions.

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

     Deferred tax assets
        Net operating loss carryforwards                $1,449,600
        Valuation allowance for deferred tax assets     (1,449,600)
     Net deferred tax assets                          $          -

    Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the  net  deferred  tax assets have been fully offset  by  a  valuation allowance. As of September 30, 2003, the Company had net operating loss carryforwards of approximately $1,449,600 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2016. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

Note 4 - Share Capital

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

    In September, 2002, 150,000 shares were issued on settlement of debt .




                        MAGNUM D'OR RESOURCES INC.
                        (A Development Enterprise)
                       Notes To Financial Statements
                            September 30, 2003

Note 4 - Share Capital(continued)

    The company reverse split its common stock 300 to 1. 1,804,276 shares were cancelled based on shareholders on record at October 21, 2002.

    In April 2003, the Company amended its articles to increase its share capital to 160,000,000 common shares.

    During the year ended September 30, 2003, the Company issued a total of 77,907,216 of shares in exchange for consulting and professional services rendered to various individuals and companies of which 21,285,600 were issued to the Company president.

    During the year ended September 30, 2003 the Company issued 2,086,600 in shares to the Company president for reimbursement of expenses.

    During the year ended September 30, 2003, the Company issued a total of 7,000,000 preference shares to the Company president. Each preference share is allowed 20 common share votes and the stock is non-convertible at 20 common shares for each preference share owned.

Note 5 - Purchase of Option On Resource Property

    On November 13, 2002, the Company entered into an agreement to acquire an option to purchase 60% of a resource property known as the Shandi Property in Shuteen, Mongolia for 200,000 shares of the Company stock, $ 35,000 in cash and an agreement to spend $ 20,000 in exploration costs during the 12 months subsequent to this agreement. In addition to acquire the balance of the property, the Company must spend an additional $ 60,000 in exploration costs during the 12 months subsequent to this agreement. The Company subsequent to September 30, paid the additional funds to satisfy its commitment under this agreement.

Note6 - Related Party Transactions

     The Company's president was paid $212,856 in consulting fees and reimbursed for $ 20,866 in expenses salaries during the year. Included in accounts payable is $ 54,611 owing to the Company's president.

Note 7 - Going Concern

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company operations are in the development stage, the Company has generated no income, and has incurred losses of $1,449,600 in operations since inception.

     The future success of the Company is likely dependent on its ability to attain additional capital to develop its resource property and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.










                        MAGNUM D'OR RESOURCES INC.
                        (A Development Enterprise)
                       Notes To Financial Statements
                            September 30, 2003

Note 8 - Comparative Financial Statements

     The prior year's financial statements which were prepared by another firm of accountants has been restated and reclassified to take into account the spin off of the assets, liabilities, revenues and expenses of the wholly-owned subsidiary.




 ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On July 7, 2003 in accordance with Regulation S-K Item 304, MacCallum Horn LLP resigned as auditor of Magnum d'Or Resources Inc. MacCallum Horn confirmed in a letter to the SEC that they have issued a standard auditor's report for the past two years with no qualifications or modifications. MacCallum Horn further confirmed to the SEC that there has been no disagreements with management of registrant on any accounting issues or that a change was recommended by the Board of Directors or the Audit Committee.

ITEM 8A - CONTROLS AND PROCEDURES

Registrant's principal executive and principal financial officers are comfortable with the effectiveness of the registrant's disclosure controls and procedures as defined in Section 240.13a-15(e) or 240.15d15d-15(e) of The Securities Exchange Act of 1934.


Registrant does not have an audit committee and internal control over financial reporting is solely in the hands of registrant's principal executive and principal financial officers.


ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
Reno J. Calabrigo, CPO, President and Director, age 46, holds a 1981 B.A. from Simon Fraser University and an MBA form the University of Idaho
(1983). From 2000 through 2004 Mr. Calabrigo served as president of Eagle Asset Management Corporation. Previously to this Mr. Calabrigo was self employed.
Janet Winkler, CFO and Director, age 47, has been involved as a self employed consultant for the last 5 years.
John K. Yee, age 48, has been semi retired for the last 5 years. While semi retired he has been involved as an investor in the golf and housing industry in both Palm Springs, California and Vancouver, British Columbia. Kenneth G. Sanders, BA Sc, P.Eng,, age 78, is a Director and retired professional engineer/mining geologist. Mr. Sanders is a graduate of the University of Toronto (1949) with a degree in engineering, majoring in mining geology.
Robert Currie, Director, age 49, has served as a president and director of
R. Currie, a private British Columbia corporation involved in contracting and investing, including mining, constructing and explosures over a period of 30 years.


ITEM 10.  EXECUTIVE COMPENSATION

No officer or director has received any cash remuneration from Registrant. Although there is a current plan for executive compensation in existence and this plan as well as amendments have been filed with the SEC, it is possible that Registrant will amend this plan to pay or accrue compensation to its Directors and Officers for services related to the implementation of the concept and business plan.
The registrant does not have a policy established for non-cash remuneration or reimbursement for Directors and Officers. The following table shows the stock that has been issued to the officers and directors of registrant:

Reno J. Calabrigo, CEO, President     10,965,816
and Director
Janet Winkler, CFO, Secretary and        250,000
Director
John Yee, Director                     6,000,000
Robert Currie, Director                1,000,000
Kenneth Sanders, Director                      0







ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of September 30, 2003, Registrant's outstanding common stock owned of record or beneficially by each executive officer and director and by each person who owned of record, or was known by Registrant to own beneficially, more than 5% of the Company's common stock and the shareholdings of all executive officers as a group.

Class                    Name and Address  Shares Owned  Percentage of Class
Reno J. Calabrigo, CEO, President            10,965,816           13.71%
and Director
Janet Winkler, CFO, Secretary and              250,000            00.31
Director
John Yee, Director                           6,000,000            07.95
Robert Currie, Director                      1,000,000             00.1325
Kenneth Sanders, Director                       0















ITEM 12 Certain Relatiionships and Related Transactions.

No officer or director has received any cash remuneration from Registrant. Although there is a current plan for executive compensation in existence and this plan as well as amendments have been filed with the SEC, it is possible that Registrant will amend this plan to pay or accrue compensation to its Directors and Officers for services related to the implementation of the concept and business plan.

The registrant does not have a policy established for non-cash remuneration or reimbursement for Directors and Officers. The following table shows the stock that has been issued to the officers and directors of registrant:

Reno J. Calabrigo, CEO, President          10,965,816
and Director
Janet Winkler, CFO, Secretary and             250,000
Director
John Yee, Director                          6,000,000
Robert Currie, Director                     1,000,000
Kenneth Sanders, Director                           0


Item 13.       Item 13.  Index to Exhibits and reports on Form 8-K..


     The following list describes the exhibits filed as part of this Annual Report on Form 10-KSB.



Exhibit         Name                     Page

  3.1           Articles of Incorporation*
  3.2           Bylaws*
  5             Opinion re: Legality*
  10.1          Psygnosis Ltd. Contract*
  10.2          V-Store Agreement*
  23.1          Consent of Independent Auditors
  23.2          Consent of Counsel (see Exhibit 5.1)*
  23.3          Consent of Independent Auditors.

* Previously submitted

Reports on Form 8-K


Form 8-K dated July 7, 2003.
This 8-K involves amendments to the Consulting Services Plan of the registrant as well as the appointment of additional directors and the resignation of accountants.

(A)  EXHIBITS

NUMBER                                 DESCRIPTION

(B)                                 REPORTS ON FORM 8-K


Form 8-K dated July 7, 2003

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the past two fiscal years the registrant paid $1,364 to the firm of MacCallum Horn Chartered Accountants for review of interim financial statements, The year end review for 2002 and the audit as disclosed in the year 2003 financial statements cost registrant $5,698.

Registrant paid the firm of Atkins & Russell, Certified Public
Accountants, 5809 N. Grand Ave. Suite D, Oklahoma City, OK 73118, the amount of $3,500 for the year end 2003 review and audit.

Registrant does not have an audit committee.










                              CERTIFICATIONS



I, Reno Calabrigo, certify that:

    (1) I have reviewed this annual report on Form 10-KSB of Magnum d'Or Resources Inc.;


    (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

             (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

             (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    (6) The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date: January 14, 2004                       /s/ Reno J. Calabrigo
- -----------------------                   ------------------------
                                          Reno Calabrigo
                                          Chief Executive Officer
                                          President
                                          (Principal Executive Officer)










I, Janet Winkler, certify that:

    (1) I have reviewed this annual report on Form 10-KSB of Magnum d'Or Resources Inc.;

    (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior  to the  filing of  this annual report (the "Evaluation
Date");                and

             (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
             (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
    (6) The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 14, 2004                       /s/ Janet Winkler
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


                              Dated January 14, 2003

                              MAGNUM D'OR RESOURCES, INC.

                              /S/ Reno J. Calabrigo
                              Reno J. Calabrigo, President, and Director







OMB Number:
3235-0060

Expires:
March 31,
2006

Estimated
average
burden
hours per
response:
2.64


                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


     FORM 8-K/A

                         CURRENT REPORT
Pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934


       Date of report (Date of earliest event reported) July 7, 2003

                  Magnum d' Or Resources Inc.
     (Exact name of registrant as specified in its charter)


    NEVADA                                    0-31849             98-02152222
(State or other jurisdiction of incorporation) (Commission File
                                                       Number)  (IRS Employer
                                                            Identification No.)


       305 Lakeshore Road East, Oakville, Ontario L6J 1J3
            (Address of principal executive offices)


   Registrant's telephone number, including area code    (416) 962-4508

     ________________________________________________________
  (Former name or former address, if changed since last report)









          Item 4.  Changes in Registrant's Certifying Accountant

Registrant's Chartered Accountant, who was previously engaged as registrant's principal accountant, has submitted the letter of resignation attached as an exhibit to this Form 8-K on July 7, 2003. This resignation was not because of any problems related to generally accepted accounting principals or any audit of the registrant.

  The principal accountant's report on the financial statement for neither of the past two years contained an adverse opinion or a disclaimer of opinion, however for both years it was qualified as to uncertainty as to registrant's ability to continue as a going concern.

The decision to change accountants was not recommended or approved by the board of directors. The registrant does not have an auditing committee.

During the registrant's two most recent fiscal years and any subsequent interim period preceding this resignation, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreement(s), if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

The registrant has provided the former accountant with a copy of this Form 8-K along with a request that the former accountant to furnish the registrant with a letter addressed to the Commission stating whether it agrees with the statements made by the registrant in this Form 8-K and, if not, stating the respects in which it does not agree. The registrant has filed the former accountant's letter as an exhibit to this Form 8-K.

Registrant has not yet engaged a new chartered accountant but is actively seeking one. Registrant shall promptly file a Form 8-K when such new chartered accountant is engaged.

                           ITEM 5. OTHER EVENTS

The registrant has admitted three new members to its Board of Directors. The attached press releases include the resumes and professional credentials of these persons.




                        FORWARD-LOOKING STATEMENTS

  Certain statements under this Item and elsewhere in this Form 8-K and in the exhibits to this Form 8-K are not historical facts but constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to: statements relating to potential growth or to potential increases in revenues and net income through previous, potential or possible mergers; acquisitions;
  license agreements; share exchanges; and joint ventures. These statements often can be identified by the use of terms such as "may", "will", "expect", "anticipate", "estimate", "should", "could", "plans", "believes", "potential", or "continuing", or the negative of these terms. Such forward-looking statements speak only as of the date made and may involve both known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the registrant believes that the expectations reflected in such forward-looking statements are reasonable, the registrant cannot guarantee future results, levels of activity, performance, achievements or events. Moreover, neither the registrant nor any other person assumes responsibility for the accuracy or completeness of such statements. The registrant disclaims any responsibility to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.



                                 Exhibits


Exhibit One -Resignation Letter of Chartered Accountant
Exhibit Two- Appointment of new Director
Exhibit Three - Appointment of new Directors



















                                SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.








Magnum d'Or Resources Inc.
  September  4,2003
  By:  /S/ Reno J. Calabrigo
CEO, President, Secretary and Director











                                Exhibit One

Date:  September 4, 2003

United States Securities and Exchange Commission
450 Fifth Street, NW
Washington, DC  20549

     RE: Resignation of Auditor

In accordance with Regulation S-K 304, we have resigned as auditor of Magnum d'Or Resources Inc. effective July 7, 2003. We confirm that we have issued a standard auditor's report for the past two years with no qualifications or modifications. We also confirm that there have been no disagreements with management on any accounting issues or that a change was recommended by the Board of Directors or the Audit Committee.

We have reviewed the Form 8-K/A dated as of today and agree with the statements made in the Form 8-K, Item 4.

Please contact us if you have any questions or concerns.

Yours truly,

                            MacCallum Horn LLP


________/s/____________
Harold VanderSchee, CA

G:\84610

C.C. -    Christopher Moran
     Via - Email























                                EXHIBIT TWO




PRESS RELEASE                 SOURCE: MAGNUM D'OR RESOURCES, INC.

MAGNUM d'OR RESOURCES, INC. ANNOUNCES THE APPOINTMENT OF ROBERT CURRIE TO MAGNUM'S BOARD OF DIRECTORS


July 16, 2003                                     OTCBB: MAGR

Mr. Reno Calabrigo, the President of Magnum D'Or Resources, Inc. ("Magnum" or "the Company") is pleased to announce the appointment of Mr. Robert Currie to the Board of Directors of the Company.

As noted by Mr. Calabrigo, "The appointment of Mr. Currie is consistent with Magnum's commitment to continue building the fundamentals of the Company through strong management and a Board of Directors that will give investors an opportunity to speculate in a "grass roots" scenario in an under explored area where large ore bodies are currently being discovered. I am confident that Mr. Currie will bring his proven work ethics and leadership capabilities to our Board of Directors. I look forward to working with Mr. Currie as the newest member of Magnum's team. "

Robert Currie has been active in the public markets for over 20 years as both a director and a private investor. Mr. Currie served as a Board member of both Beaver Resources and Goldrush Casino and Mining, and was instrumental in the success of both companies. For 15 years, Mr. Currie ran a successful private corporation in logging road construction. When asked about his appointment to Magnum's Board, Mr. Currie commented "Magnum's property is located in a very exciting area and the possibility of finding something large is born out of Ivanhoe's successful discovery."

Magnum is a junior resource exploration and development company seeking precious and base metal resource deposits. Recently, Magnum acquired an option to purchase a 100% interest in a property in Mongolia (comprising 55,000 hectares), which shows potential for gold and copper. The property named the Shandi Property is in an excellent geological region and borders the famous Ivanhoe Mines as well as International Uranium Corp. The Shandi Property lies within the Undershil Deep Fault, known to be the most popular fault in Mongolia for significant gold discoveries.

Magnum d'Or Resources, Inc. anticipates the release of further announcements in the coming days.

Disclaimer: Any statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties. Potential factors could cause actual results to differ materially from those expressed or implied by such statements. Information on the potential factors that could affect the Company's actual results of operations is included in its filings with the Securities and Exchange Commission. These risks may be further discussed in periodic reports and registration statements to be filed by the Company from time to time with the Securities and Exchange Commission in the future.

For further information please contact:  Reno J. Calabrigo, President
Telephone: (416) 200-1958, Email: info@magnumexploration.com














































                               EXHIBIT THREE

PRESS RELEASE            SOURCE: MAGNUM D'OR RESOURCES INC

MAGNUM D'OR RESOURCES APPOINTS KENNETH G. SANDERS AND JOHN K. YEE TO THE BOARD OF DIRECTORS

JUNE 23, 2003

Toronto, Canada - Magnum D'Or Resources Inc., ("Magnum" or "the Company") (MAGR- OTCBB), today announced the appointments of Mr. Kenneth G. Sanders and Mr. John K. Yee to the Board of Directors, effective immediately.

"The appointment of Mr. Sanders and Mr. Yee is consistent with Magnum's commitment to continue building the fundamentals of the Company through strong management and a Board of Directors dedicated to assist Magnum in becoming a world class mining exploration company," said Mr. Reno Calabrigo, President of Magnum. "Mr. Sanders and Mr. Yee are proven business leaders with the experience needed to work with public companies like Magnum. Their wealth of management and mining experience will be vital to the Company as it realizes on its growth strategy. I look forward to working with them both."

Kenneth G. Sanders, BASc, P.Eng, graduated in 1949 from the engineering faculty of the University of Toronto as a mining geologist [Engineer] at the age of 20. Mr. Sanders has 53 years experience in all phases of the mining industry, specializing in mineral exploration, feasibility studies, and early mine development. He has experience in the United States, Nicaragua, and Colombia and extensive experience with junior stock market oriented public companies both on the TSX and TSX- Venture and on the NASDAQ.

He spent seven years with Newmont Mining based in Vancouver. Earlier employment included Kennecott; International Nickel; Canada Tungsten as Chief Geologist and Denison Mines as Western Canada Exploration Manager.

Mr. Sanders guided Pan American Minerals to a TSE listing, and Consolidated Cinola Mines to one of the first full NASDAQ listings of any VSE company, while acting as President for both.

He was instrumental in raising over $44 million for both companies enabling the development of their respective gold properties, from exploration through full feasibility study. In addition to his management duties, Mr. Sanders was actively involved in investor relations.

John K. Yee has 15 years experience in the golf and hospitality industries in the United States and Canada. As an independent land developer, Mr. Yee has a multinational background in consulting agreements and joint ventures in the United States, Canada, and more specifically in the Far East. In 1994, Mr. Yee was appointed Director of Goldrush Casino and Mining Corporation ("Goldrush"), a Vancouver Stock Exchange listed company. He then became President and Director of Goldrush during 1995 and 1996, to oversee the business plan of that company. When asked about his appointment to the Magnum board, Mr. Yee stated "I look forward with anticipation, to being involved with Magnum at this early stage of its development and in the exploration of the Mongolia property that is adjacent to the world-famous Ivanhoe Mines."

Magnum D'Or Resources expects to make further announcements in the coming days.

Magnum D'Or Resources Inc. (MAGR-OTCBB) is a junior resource exploration and development company that primarily seeks precious and base metal resource deposits. Recently, Magnum acquired an option to purchase a 100% interest in a property (comprising 55,000 hectares), which shows potential for gold and copper, in Mongolia. The property named the Shandi property is in an excellent geological region and borders the famous Ivanhoe Mines as well as International Uranium Corp. The Shandi property hosts potential with the Undershil Deep Fault, which is known to be the most popular fault in Mongolia for significant gold discoveries.

Disclaimer: Any statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties. Potential factors could cause actual results to differ materially from those expressed or implied by such statements. Information on the potential factors that could affect the Company's actual results of operations are included in its filings with the Securities and Exchange Commission. These risks may be further discussed in periodic reports and registration statements to be filed by the Company from time to time with the Securities and Exchange Commission in the future.

For further information please contact: Magnum D'Or Resources Inc. www.magnumexploration.com
CONTACT: Reno J. Calabrigo, President, Telephone: (416) 200-1958,
Email: info@magnuminformation.com


_______________________________
                         AMENDMENT NUMBER ONE TO
                       2002 CONSULTING SERVICES PLAN
                                    OF
                       MAGNUM  D' OR RESOURCES  INC.

1. Purpose. The purpose of this Consulting Services Plan is to advance the interests of the Corporation by rewarding, encouraging and enabling the acquisition of larger personal proprietary interests in the Corporation by employees, directors and former directors of, contractors and consultants to, the Corporation and its Subsidiaries who have: 1) served without salaries or other compensation; and 2) assisted the Corporation with support services for business development. These persons require incentives to put forth maximum effort for the success of the Corporation's business. It is anticipated that these incentives will stimulate the efforts of such employees, directors and consultants on behalf of the Corporation and its Subsidiaries. It also is expected that such incentives will enable the Corporation and its Subsidiaries to attract and retain desirable personnel.

2. Definitions. When used in this Plan, unless the context otherwise requires:

(a). "Board of Directors" or "Board" shall mean the Board of Directors of the Corporation, as constituted at any time.

(b). "Chairman of Board" shall mean the person who at the time shall be Chairman of the Board of Directors.

(c). "Corporation" shall mean MAGNUM D' OR RESOURCES INC. The Corporation was previously known as REGISTRANT, INC.

(d). "Eligible Persons" shall mean those person described in Section 4 and 13 who will receive stock pursuant to this 2002 Consulting Services Plan.

(e). "Fair Market Value" on a specified date shall mean the value as established by the Board for such date using any reasonable method of valuation.

(f). "Awarded Stock" shall mean the Stock awarded pursuant to this Plan.

(g). "Plan" shall mean this 2002 Consulting Services Plan of Magnum D' Or Resources, Inc, as adopted by the Board on January 10, 2002, as this Plan from time to time may be amended.

(h). "President" shall mean the person who at the time shall be the President of the Corporation.00

(i). "Shares" shall mean shares of common stock, $0.001 par value, of the Corporation.

(j). "Subsidiary" shall mean a wholly owned subsidiary of the Corporation.



3. Administration. This Plan shall be administered by the Board of Directors as provided herein. Determination of the Board as to any question, which may arise with respect to the interpretation of the provisions of this Plan and Awarded Stocks, shall be final. The Board may authorize and establish such rules, regulations and revisions thereof not inconsistent with the provisions of this Plan, as it may been advisable to make this Plan and Awarded Stocks effective or provide for their administration, and may take such other action with regard to this Plan and Awarded Stocks as it shall deem advisable to effectuate their purpose.

4. Participants. All employees and directors of, former directors of and consultants to, the Corporation or a Subsidiary, who, as determined by the Board, have met the conditions of Section 1 of this Plan, shall receive Awarded Stocks under this Plan. The parties to whom Awarded Stocks have been, or will be, granted under this Plan, and the number of Shares subject to each such Awarded Stock, have been determined by the Board, in its sole discretion, subject however, to the terms and conditions of this Plan.

5. Shares. Subject to the provisions of Section 13 hereof, the Board may award stocks with respect to an aggregate of 20,000,000 Shares, all of which Shares are authorized but unissued Shares.

6. Grant of Awarded Stocks. The number of Shares of Awarded Stocks granted to any Eligible Person will be determined by the Board in its sole discretion based upon, among other facts, the Fair Market Value of services rendered to, and expenses incurred on behalf of, the Corporation.

7. Stock Certificates. Within ninety (90) days from the date of this Plan, the Corporation shall cause to be delivered to the person entitled thereto, a certificate for the Shares of the Awarded Stock. The certificate or certificates may bear a restrictive legend as described in paragraph 9, below.

8. Restrictions on Transferability of Awarded Stocks. Awarded Stocks that were issued prior to January 10, 2002 shall not be transferable, except as authorized in writing by the Board of Directors in its sole discretion.

9. Issuance of Shares and Compliance with Securities Act. The Corporation may postpone the issuance and delivery of the Shares pursuant to the grant of any Awarded Stock until the completion of such registration or other qualification of such Shares under any State of Federal law, rule, requirements or regulation as the Corporation shall determine to be necessary or advisable. Any holder of an Awarded Stock shall make such representations and furnish such information as may, in the opinion of counsel for the Corporation, be appropriate to permit the Corporation, in light of the then existence or non-existence with respect to such Shares of an effective Registration Statement under the Securities Act of 1933, as amended (the "Act"), to issue Shares in compliance with the provisions of the Act or any comparable act. The Corporation shall have the right, in its sole discretion, to legend any Shares that may be issued pursuant to the grant or exercise of any Awarded Stock, or may issue stop transfer orders with respect thereof.

10. Income Tax Withholding. If the Corporation or a Subsidiary is required to withhold and amounts by reason of any provincial, federal, state or local tax rules or regulations in respect of the issuance of Shares pursuant to the grant of the Awarded Stock, the Corporation or the Subsidiary shall be entitled to deduct or withhold such amounts from any cash or payment to be made to the holder of the Awarded Stock. In any event, the holder shall make available to the Corporation or such Subsidiary, promptly when requested by the Corporation or such Subsidiary; and the Corporation or Subsidiary shall be entitled to take and authorize such steps as it deems necessary in order to have such funds made available to the Corporation or Subsidiary out of funds or property due or to become due to the holder of such Awarded Stock.

11. No Right of Employment or Service. Nothing contained herein or in an Awarded Stock shall be construed to confer upon any director, employee or consultant any right to be continued in the employ or service of the Corporation or any Subsidiary or mitigate any right of the Corporation or any Subsidiary to retire, request the resignation of or discharge or otherwise cease its services arrangement with any employee or consultant at any time, with or without cause.

12. Effective Date. This Amendment Number One to the Plan is effective as of October 21, 2002. The Plan is effective as of January 10, 2002.






                                   ______________________


                                   ______________________


                                   ______________________

                          AMENDMENT NUMBER ONE TO
                       2002 CONSULTING SERVICES PLAN
                                    OF
                       MAGNUM  D' OR RESOURCES  INC.

1. Purpose. The purpose of this Consulting Services Plan is to advance the interests of the Corporation by rewarding, encouraging and enabling the acquisition of larger personal proprietary interests in the Corporation by employees, directors and former directors of, contractors and consultants to, the Corporation and its Subsidiaries who have: 1) served without salaries or other compensation; and 2) assisted the Corporation with support services for business development. These persons require incentives to put forth maximum effort for the success of the Corporation's business. It is anticipated that these incentives will stimulate the efforts of such employees, directors and consultants on behalf of the Corporation and its Subsidiaries. It also is expected that such incentives will enable the Corporation and its Subsidiaries to attract and retain desirable personnel.

2. Definitions. When used in this Plan, unless the context otherwise requires:

(a). "Board of Directors" or "Board" shall mean the Board of Directors of the Corporation, as constituted at any time.

(b). "Chairman of Board" shall mean the person who at the time shall be Chairman of the Board of Directors.

(c). "Corporation" shall mean MAGNUM D' OR RESOURCES INC. The Corporation was previously known as REGISTRANT, INC.

(d). "Eligible Persons" shall mean those person described in Section 4 and 13 who will receive stock pursuant to this 2002 Consulting Services Plan.

(e). "Fair Market Value" on a specified date shall mean the value as established by the Board for such date using any reasonable method of valuation.

(f). "Awarded Stock" shall mean the Stock awarded pursuant to this Plan.

(g). "Plan" shall mean this 2002 Consulting Services Plan of Magnum D' Or Resources, Inc, as adopted by the Board on January 10, 2002, as this Plan from time to time may be amended.

(h). "President" shall mean the person who at the time shall be the President of the Corporation.00

(i). "Shares" shall mean shares of common stock, $0.001 par value, of the Corporation.

(j). "Subsidiary" shall mean a wholly owned subsidiary of the Corporation.



3. Administration. This Plan shall be administered by the Board of Directors as provided herein. Determination of the Board as to any question, which may arise with respect to the interpretation of the provisions of this Plan and Awarded Stocks, shall be final. The Board may authorize and establish such rules, regulations and revisions thereof not inconsistent with the provisions of this Plan, as it may been advisable to make this Plan and Awarded Stocks effective or provide for their administration, and may take such other action with regard to this Plan and Awarded Stocks as it shall deem advisable to effectuate their purpose.

4. Participants. All employees and directors of, former directors of and consultants to, the Corporation or a Subsidiary, who, as determined by the Board, have met the conditions of Section 1 of this Plan, shall receive Awarded Stocks under this Plan. The parties to whom Awarded Stocks have been, or will be, granted under this Plan, and the number of Shares subject to each such Awarded Stock, have been determined by the Board, in its sole discretion, subject however, to the terms and conditions of this Plan.

5. Shares. Subject to the provisions of Section 13 hereof, the Board may award stocks with respect to an aggregate of 20,000,000 Shares, all of which Shares are authorized but unissued Shares.

6. Grant of Awarded Stocks. The number of Shares of Awarded Stocks granted to any Eligible Person will be determined by the Board in its sole discretion based upon, among other facts, the Fair Market Value of services rendered to, and expenses incurred on behalf of, the Corporation.

7. Stock Certificates. Within ninety (90) days from the date of this Plan, the Corporation shall cause to be delivered to the person entitled thereto, a certificate for the Shares of the Awarded Stock. The certificate or certificates may bear a restrictive legend as described in paragraph 9, below.

8. Restrictions on Transferability of Awarded Stocks. Awarded Stocks that were issued prior to January 10, 2002 shall not be transferable, except as authorized in writing by the Board of Directors in its sole discretion.

9. Issuance of Shares and Compliance with Securities Act. The Corporation may postpone the issuance and delivery of the Shares pursuant to the grant of any Awarded Stock until the completion of such registration or other qualification of such Shares under any State of Federal law, rule, requirements or regulation as the Corporation shall determine to be necessary or advisable. Any holder of an Awarded Stock shall make such representations and furnish such information as may, in the opinion of counsel for the Corporation, be appropriate to permit the Corporation, in light of the then existence or non-existence with respect to such Shares of an effective Registration Statement under the Securities Act of 1933, as amended (the "Act"), to issue Shares in compliance with the provisions of the Act or any comparable act. The Corporation shall have the right, in its sole discretion, to legend any Shares that may be issued pursuant to the grant or exercise of any Awarded Stock, or may issue stop transfer orders with respect thereof.

10. Income Tax Withholding. If the Corporation or a Subsidiary is required to withhold and amounts by reason of any provincial, federal, state or local tax rules or regulations in respect of the issuance of Shares pursuant to the grant of the Awarded Stock, the Corporation or the Subsidiary shall be entitled to deduct or withhold such amounts from any cash or payment to be made to the holder of the Awarded Stock. In any event, the holder shall make available to the Corporation or such Subsidiary, promptly when requested by the Corporation or such Subsidiary; and the Corporation or Subsidiary shall be entitled to take and authorize such steps as it deems necessary in order to have such funds made available to the Corporation or Subsidiary out of funds or property due or to become due to the holder of such Awarded Stock.

11. No Right of Employment or Service. Nothing contained herein or in an Awarded Stock shall be construed to confer upon any director, employee or consultant any right to be continued in the employ or service of the Corporation or any Subsidiary or mitigate any right of the Corporation or any Subsidiary to retire, request the resignation of or discharge or otherwise cease its services arrangement with any employee or consultant at any time, with or without cause.

12. Effective Date. This Amendment Number One to the Plan is effective as of October 21, 2002. The Plan is effective as of January 10, 2002.