Form 10KSB/A
period 2003-09-30
DIGITAL WORLD CUP INC
filed 2004-01-22
CIK 1099963

United States
                    Securities and Exchange Commission
                           Washington, DC 20549

                                FORM 10-SBK/A

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



Exhibit         Name                     Page

  3.1           Articles of Incorporation*
  3.2           Bylaws*
  5             Opinion re: Legality*
  10.1          Psygnosis Ltd. Contract*
  10.2          V-Store Agreement*
  23.1          Consent of Independent Auditors
  23.2          Consent of Counsel (see Exhibit 5.1)*
  23.3          Consent of Independent Auditors.
  31.1          Certification
  31.2          Certification
  99.1          Certification
  99.2          Certification

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





Date: January 22, 2004                       /s/ Reno J. Calabrigo
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


Date: January 22, 2004                       /s/ Janet Winkler
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


                              Dated January 22, 2003

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