Form 10QSB
period 2003-12-31
MAGNUM DIOR RESOURCES INC
filed 2004-02-13
CIK 1099963

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended December, 2003

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                                  EXCHANGE ACT

                                     0-31849
                             Commission file Number

                           Magnum d'Or Resources, Inc.
          ---------------------------------------------------
         Exact name of small business issuer as specified in its charter

              Nevada                                    98 - 02152222
         --------------------------------------------------------------
       (State or other jurisdiction of             I.R.S. Employer
         incorporation or organization)          Identification No.

               170 The Donway West #404, Toronto, Ontario M3C 2G3
               --------------------------------------------------
                   (Address of principal executive offices)

                                 (905-842-5515)
                 ---------------------------------------------------
                            Issuer's telephone number

                  305 Lakeshore Road East, Oakville, ON L6J 1J3
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)



     Check whether the registrant filed all documents and reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months(or such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days Yes _X___ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the Issuer's common equity as of the last practicable date: 97,852,000 shares.

     Transitional Small Business Disclosure Format (check one) Yes    No X
                                                                  ----   ----

                                     PART I

                              FINANCIAL INFORMATION

Item 1.            Financial Statements.


MAGNUM D'OR RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEET

-------------------------------------------------------------------------------

                                                   DEC 31,         SEPT 30,
                                                    2003            2003
-------------------------------------------------------------------------------
                                                (UNAUDITED)       (AUDITED)
ASSETS

CURRENT ASSETS

Cash                                            $ 124,694       $     -
Prepaid expenses                                    1,017             -
-------------------------------------------------------------------------------

Total Current Assets                              125,711             -
-------------------------------------------------------------------------------

FIXED ASSETS
Office furniture                                      449            581
Less: Accumulated depreciation                       (314)          (377)
-------------------------------------------------------------------------------

Total Fixed Assets                                    135            204
-------------------------------------------------------------------------------

Total Assets                                  $   125,846       $    204
-------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDER EQUITY

CURRENT LIABILITIES
Accounts payable                              $    41,770       $ 61,443
Advances from an officer                          167,184            -
-------------------------------------------------------------------------------

Total Current Liabilities                         208,954         61,443
-------------------------------------------------------------------------------

SHAREHOLDER EQUITY

Common stock, par value $.001, 160,000,000
 authorized, issued and outstanding - 97,582,000
 (September 30 , 2003 - 80,000,000)                97,582        80,000
Preferred stock, par value $.001, 10,000,000
 authorized, issued and outstanding - 7,000,000     7,000         7,000

Common shares issuable(1,066,667)                   1,067           -

Additional paid in capital                      1,618,532     1,301,361

Deficit accumulated during development stage   (1,807,289)   (1,449,600)
-------------------------------------------------------------------------------

Total Shareholder Equity                          (83,108)      (61,239)
-------------------------------------------------------------------------------

Total Liabilities and Shareholder Equity      $   125,846    $      204
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


MAGNUM D'OR RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF OPERATIONS
(UNAUDITED)
-------------------------------------------------------------------------------
                                                                      From
                                                                   Inception
                                         THREE MONTHS ENDED     (Sept 3, 1999)
                                             DECEMBER 31,         to December
                                        2003           2002         31, 2003
-------------------------------------------------------------------------------

REVENUE                                $   -        $   -        $     6,153
-------------------------------------------------------------------------------

OPERATING EXPENSES
Management and consulting fees          178,820         -          1,185,999
Exploration and development costs       101,650         -            121,650
Purchase of option                       25,000         -             25,000
General and administrative               20,367        4,825         102,177
Travel and promotion                     19,540         -            118,684
Professional fees                        12,283         -             89,602
Depreciation                                 29         -             31,361
Web site development costs                 -            -            887,110
-------------------------------------------------------------------------------

Total Operating Expenses                357,689        4,825       2,561,583
-------------------------------------------------------------------------------

LOSS FROM OPERATIONS BEFORE UNUSUAL
 ITEM                                  (357,689)      (4,825)     (2,555,430)

UNUSUAL ITEM
  Gain(loss) on settlement of debt         -            -            132,301
-------------------------------------------------------------------------------

NET LOSS                            $  (357,689)    $ (4,825)   $ (2,423,129)
-------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING - BASIC AND
 DILUTED                             91,333,609    6,256,058
                                   ============ ============

LOSS PER SHARE - BASIC AND
  DILUTED                         $      (0.004) $   (0.0008)
                                  ============= ============


The accompanying notes are an integral part of these financial statements.

MAGNUM D'OR RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOWS
(UNAUDITED)

-------------------------------------------------------------------------------
                                                                      From
                                                                   Inception
                                         THREE MONTHS ENDED     (Sept 3, 1999)
                                             DECEMBER 31,         to December
                                           2003       2002         31, 2003
-------------------------------------------------------------------------------

CASH FLOW FROM OPERATING ACTIVITIES

Net Loss                             $  (357,689)  $  (4,825)    $ (2,423,129)
Adjustments to reconcile net loss to net
 cash used in operating activities
Stock issued for services and expenses   175,820      62,548        1,385,562
Spinoff of wholly-owned subsidiary          -            -            615,840
Depreciation                                  29         -             31,361
Loss on sale of software license            -            -             57,525
Issuance of preference shares               -            -             (7,000)
Gain(loss) on settlement of debt -
     noncash portion                       1,718         -            (21,640)
Foreign exchange adjustment                  126         -                -
Changes in assets and liabilities
(Increase)decrease in prepaid expenses   (1,017)         -             (1,017)
 Increase(decrease) in accounts payable (19,673)      17,000           61,443
-------------------------------------------------------------------------------

                                        157,003       79,548        2,122,074
-------------------------------------------------------------------------------

Net Cash Used in Operating Activities  (200,686)      74,723         (301,055)
-------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
 Adjustment of stock re reverse split    (1,804)        -              (1,804)
 Cash received on common stock issuable 160,000         -             160,000
 Issuance of  shares                       -            -             100,818
 Advances from an officer               167,184         -             167,184
-------------------------------------------------------------------------------

Net Cash Used In Financing Activities   325,380         -             426,198
-------------------------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES
 Disposal of fixed assets                  -            -                 -
 Acquisition of license                    -            -                 -
 Purchase of fixed assets                  -          (75,250)           (449)
-------------------------------------------------------------------------------

Net Cash Provided By Investing
 Activities                                -          (75,250)           (449)
-------------------------------------------------------------------------------

Increase(Decrease) in Cash              124,694          (527)        124,694

Cash and Cash Equivalents - Beginning
 of Period                                 -           (1,180)           -
-------------------------------------------------------------------------------

Cash and Cash Equivalents -
 End of period                      $    124,694    $  (1,707)    $   124,694
------------------------------------------------------------------------------

Supplementary Information

   Interest paid                    $         55    $     -       $     1,174
                                     ===========     ========      ==========
   Taxes paid                       $     -         $     -       $      -
                                     ===========     ========      ==========


The accompanying notes are an integral part of these financial statements.

                           MAGNUM D'OR RESOURCES INC.
                        (A Development Stage Enterprise)
                          Notes To Financial Statements
                                December 31, 2003
                                   (Unaudited)

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

         Basis of Accounting

     The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States. Even though these interim financial statements may not include all of the footnotes necessary for a comprehensive presentation of financial position and results of operations, however, in the opinion of management, these interim financial statements include all adjustments necessary in order to make them not misleading.

     The results of operations for the subject periods are not necessarily indicative of the results for the entire year.

     This Quarterly Report on Form 10-QSB is qualified in its entirety by the information included in the Company's Annual Report to the SEC on Form 10-KSB for the year ended September 30, 2003 including, without limitation, the financial statements and notes therein.

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

                           MAGNUM D'OR RESOURCES INC.
                        (A Development Stage Enterprise)
                          Notes To Financial Statements
                                December 31, 2003
                                   (Unaudited)

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

                           MAGNUM D'OR RESOURCES INC.
                           (A Development Enterprise)
                          Notes To Financial Statements
                                December 31, 2003
                                   (Unaudited)

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

                           MAGNUM D'OR RESOURCES INC.
                           (A Development Enterprise)
                          Notes To Financial Statements
                                December 31, 2003
                                   (Unaudited)




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



     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:


         Deferred tax assets

            Net operating loss carryforwards             $1,807,290
            Valuation allowance for deferred tax assets  (1,807,290)
                                                         ----------

         Net deferred tax assets                         $     -
                                                         ==========


     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2003, the Company had net operating loss carryforwards of approximately $1,807,290 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2016. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.



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

     During the year ended September 30, 2003, the Company issued a total of 7,000,000 preference shares to the Company president. Each preference share is allowed 20 common share votes and the stock is convertible at 20 common shares for each preference share owned.

     From October 1, 2003 until December 31, 2003 the Company issued a total of 17,582,000 common shares to various consultants at a value for services rendered totaling $ 175,820.

Note 5 - Purchase of Options On Resource Properties

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

     On December 8, 2003 the Company entered into an agreement to purchase an exclusive option to acquire 100% interest in a mineral license representing approximately 8,000 hectares located in Bayhongor Aimag of Mongolia. The agreement calls for exploration expenditures of $ 100,000 to be made within nine months commencing January 1, 2004. The seller will continue to hold a 1.5% royalty interest from the production or be bought out for $ 1,000,000 once production commences. The consideration for the purchase is $ 25,000(which was paid by the Company on December 8, 2003) and the issuance of a total of 2,000,000 free trading common shares of which 1,000,000 shares is due immediately and has been issued by the Company and has been included in consulting fees, another 500,000 shares due in three months and the balance due in six months.

                           MAGNUM D'OR RESOURCES INC.
                           (A Development Enterprise)
                          Notes To Financial Statements
                                December 31, 2003
                                   (Unaudited)


Note 6 - Related Party Transactions

     The Company's president has advanced a total of $ 167,184 to the Company for which advances are unsecured, non-interest bearing and have no fixed terms of repayment. Included in general and administrative expenses is a charge of $ 15,000 by the Company's president.

Note 7 - Going Concern

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company operations are in the development stage, the Company has generated no income, and has incurred losses of $1,870,290 in operations since inception.

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

Item 2.    Management's Discussion and Analysis or Plan of Operation.

(a) Plan of Operation.

     The following discussion and analysis should be read in conjunction with our unaudited financial statements dated December 31, 2003.

Results of Operations

     During the period from September 3, 1999, (inception) through December 31, 2003, we have accomplished the following:

     o organizational activities and preparation for registration of our securities under the Securities Act of 1933. Magnum d'Or Resources, Inc. received only minimal ($7,505) revenues during this period.
     o Changed the name of our company from Progolftournaments.com, to Digital World Cup, Inc and later to to Magnum d'Or Resources, Inc.
     o Effected a two for one stock split for all shareholders of record on January 31, 2001. . Effected a 50 for one reverse stock split for all shareholders of record on July 15, 2002. . Effected a 300 for one reverse stock split for all shareholders of record on October 21, 2002.
     On November 13, 2002, the Company entered into an agreement to acquire an option to purchase 60% of a resource property known as the Shandi Property in Shuteen
     On December 8, 2003 the Company entered into an option agreement to acquire a 100% interest in a mineral license representing 8,000 hectares located in Bayanhongor Aimag, Mongolia

     For the current fiscal year, Magnum d'Or Resources, Inc. anticipates incurring a loss as a result of organizational expenses, expenses associated with registration under the Securities Act of 1933, expenses relating to exploration and development of its interests in various mining properties, and expenses associated with setting up a company structure to begin implementing its business plan. Magnum d'Or Resources Inc. anticipates that until these procedures are completed it will not generate substantial revenues and may continue to operate at a loss thereafter, depending upon the performance of the business.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2003 reflects total assets of $ 125,846.

(b) Management's discussion and analysis of Financial Condition and Results of Operations.

     Management is currently looking for the capital to complete its business objectives. Negotiations and exploration are continuing. We have received no commitments as yet. However, we have raised approximately $ 160,000 in a private placement and the President of the Company has advanced approximately $ 162,000 in order to aid in paying for the costs associated in developing the properties that we have an interest in as mentioned above.

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


Liquidity and Capital Resources
-------------------------------

     The Registrant is a development stage company and has had no revenues for the past three months. The Company is in the process of raising money under a private placement and to-date has raised approximately $ 190,000. Additionally the Company's chief executive officer has advanced or has paid for expenses on behalf of the Company approximately $ 168,000. There is no assurance that the Company will raise additional funds or that any of the Company's management will continue to pay for expenses on behalf of the Company.

Forward Looking Statements
--------------------------

     This Quarterly Report on Form 10-QSB contains certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding the Company and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements in this Report. Additionally, statements concerning future matters such as the development of new services, technology enhancements, purchase of equipment, credit arrangements, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

     Although forward-looking statements in this Report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks, contingencies and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in this Report. Although the Company believes that its plans, intentions and expectations reflected in these forward-looking statements are reasonable, the Company can give no assurance that its plans, intentions or expectations will be achieved.

     For example, the Company's ability to achieve positive cash flow and to become profitable may be adversely affected as a result of a number of factors that could thwart its efforts. These factors include the Company's inability to successfully implement the Company's business and revenue model, the inability to extract and produce minerals from its mining properties or the ability to fund additional exploration beyond what is anticipated.



ITEM 3.  CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report under the supervision and participation of certain members of the Company's management, including the President, the Company completed an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures ( as defined in Rules 13a - 14 and 15d - 14c to the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Company's President and Secretary believe that the disclosure controls and procedures are effective with respect to timely communicating to them and other members of management responsible for preparing periodic reports all material information required to be disclosed in this report as it relates to the Company.

                                     PART II

                                OTHER INFORMATION

Item 1.        Legal Proceedings

None

Item 2.        Changes in Securities

None

Item 3.        Defaults Upon Senior Securities

Not Applicable

Item 4.        Submission of Matters to a Vote of Securities Holders

            None

Item 5.        Other Information

     The Company has changed its head office to 170 The Donway West, Suite 404, Toronto, Ontario M3C 2G3

Item 6.        Exhibits and Reports on Form 8-K

(A)  EXHIBITS


NUMBER                                 DESCRIPTION

23.1                                   Consent of Counsel
23.2                                   Consent of CPA's
31.1                                   Certification
31.2                                   Certification
32.1                                   Certification
31.2                                   Certification
99                                     Option Agreement




(B) REPORTS ON FORM 8-K

     Registrant filed Forms 8-K on October 27, 2003 and on November 18, 2003. The purpose of these Forms were to include amendments to management's consulting agreement.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                            MAGNUM D'OR RESOURCES INC.


February 6, 2004                        s/s   Reno Calabrigo
                                           -----------------------
                                           Reno Calabrigo, President


February 6, 2004                        s/s    Janet Winkler
                                            -----------------------
                                            Janet Winkler, Secretary

                                                             Exhibit 23.1



                            CHRISTOPHER J. MORAN, JR.
                                 Attorney at Law
                             4625 Clary Lakes Drive
                             Roswell, Georgia 30075

Telecopier
(770) 518-9542                          (770) 518-9640

                                                              February 6, 2004


U.S. Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N.W.
Washington, D.C.  20549


Re:      Magnum d'Or Resources Inc.
         SEC File Number 005-62197
         Form 10-QSB Quarterly Report for the quarter ended December 31, 2003. Exhibit Number 23.1

     The law firm of Christopher J. Moran, Jr., Attorney at Law consents to be named in the captioned Form 10-QSB Quarterly Report and further consents to the use of this consent in the captioned Form 10-QSB.




                                Christopher J. Moran, Jr.
                                Attorney at Law


                           By:_/S/________________________
                              Christopher J. Moran, Jr.

                                                             Exhibit 23.2


Consent of Independent Auditors

     We have read the financial statements included in the Form 10-QSB dated December 31, 2003, of Magnum d'Or Resources, Inc. to be filed with United States Securities and Exchange Commission and are in agreement with the statements contained therein.

s/s Russell & Atkings, PLC
----------------------------
Russell & Atkins, PLC
Oklahoma City, Oklahoma
February 11, 2004

                                                             Exhibit 31.1


                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



I, Reno Calabrigo, certify that;


     1. I have reviewed this quarterly report on Form 10-QSB of Magnum D'Or Resources Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registration as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: February 12, 2004    /s/ Reno Calabrigo
                         -----------------------
                         Reno Calabrigo, Chief Executive Officer
                         Chairman of the Board
                         (Principal Executive Officer

                                                          Exhibit 31.2


                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



I, Janet Winkler, certify that;


     1. I have reviewed this quarterly report on Form 10-QSB of Magnum D'Or Resources Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registration as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: February 12, 2004    /s/ Janet Winkler
                         -----------------------
                         Janet Winkler, Chief Executive Officer
                         Chairman of the Board
                         (Principal Executive Officer

                                                    EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



     In  connection  with the  Quarterly  Report of Magnum D'Or  Resources Inc a
Nevada corporation (the "Company"), on Form 10-QSB for the quarter ending December 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Reno Calabrigo, President, of the Company, certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                                            /s/ Reno Calabrigo
                             -------------------------------------------
                                             Reno Calabrigo
                                             President


February 12, 2004

                                                  EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



     In  connection  with the  Quarterly  Report of Magnum D'Or  Resources Inc a
Nevada corporation (the "Company"), on Form 10-QSB for the quarter ending December 31, 2003 as filed with the Securities and Exchange Commission (the "Report"), I, Janet Winkler, Secretary, Principal Financial and Accounting Officer, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                                            /s/ Janet Winkler
                             -------------------------------------------
                                             Janet Winkler
                                             Secretary and Principal
                                             Financial and Accounting Officer



February 12, 2004

                                          Exhibit 99.1



                                    AGREEMENT

     (All dollar amounts herein expressed in United States dollars, unless indicated to the contrary)
     THIS AGREEMENT made effective as of the 8th day of December 2003.

 BY AND BETWEEN:




        MAGNUM d'OR RESOURCES INC. (hereinafter referred to as "Magnum")
                       Incorporated in the State of Nevada
                       Offices At: #404 - 170 Don Way West
                        Toronto, Ontario, Canada M3C 2G3
                                OF THE FIRST PART



              KHULAN CHOILON (hereinafter referred to as "Choilon")
                         Chingeltei duureg, baga toiruu,
                4 r horoo,17r bair,9 toot, Ulaanbaatar, Mongolia.
                               OF THE SECOND PART

WHEREAS:

     A. Choilon is the owner of mineral licenses located in Outer Mongolia.

     B. Choilon has agreed to grant an exclusive option to Magnum to acquire up to 100% interest in a mineral license representing approximately 8,000 hectares located in Bayanhongor Aimag of Mongolia on terms subject to the conditions of this Agreement.


NOW THEREFORE THIS AGREEMENT WITNESSES that in consideration of the following:

     1) Exploration expenditures of $100,000 to be completed within nine months effective January 1, 2004. Explorations work shall be performed by Rio Minerals Ltd. Of Vancouver, B.C., Canada;
     2) A 1.5% Net Smelter Return Royalty ("NSR") shall be maintained by Choilon realized from production on the Property (see Section 2) or a $1,000,000 buyout for the NSR.
     3) Cash payment $25,000 due on date of this agreement;
     4) A total of 2,000,000 unrestricted free trading shares to Khulan Choilon.
               a) 1,000,000 shares due on date of this agreement;
               b) 500,000 shares due three months from the date of this
                  agreement; and

               c) another 500,000 shares six months from the date of this agreement;
     5) All free trading shares pertaining to this agreement shall be issued to Khulan Choilon will be free of lien and/or encumbrances and will be accompanied by a letter of indemnification and a power of attorney, both signed by the President and Director of the Company. All documents to be received no later than 5 days from the date of this agreement.

The parties agree as follows:

1. DEFINITIONS

     For the purposes of this Agreement the following words and phrases shall have the following meanings, namely:

     a) "Exploration and Development" means any and all activities comprising or undertaken in connection with the exploration and development of the Property, the construction of a mine and mining facilities on or in proximity to the Property and placing the Property into commercial production;

     b) "Exploration Expenditures" means all reasonable and necessary monies expended on or in connection with Exploration and Development as determined in accordance with generally accepted accounting principles including, without limiting the generality of the foregoing: I. the cost of entering upon, surveying, prospecting and drilling on the Property; II. the cost of any geophysical, geochemical and geological reports or surveys relating to the Property;

     III.  all filing and other fees and charges  necessary or advisable to keep
the  Property  in  good  standing  with  any   regulatory   authorities   having
jurisdiction;

     IV. all rentals, royalties, taxes (exclusive of all income taxes and mining taxes based on income and which are or may be assessed against any of the parties hereto) and any assessments whatsoever, whether the same constitute charges on the Property or arise as a result of the operation thereon;

     V. the cost, including rent and finance charges, of all buildings, machinery, tools, appliances and equipment and related capital items that may be erected, installed and used from time to time in connection with Exploration and Development;

     VI. the cost of construction and maintenance of camps required for Exploration and Development;

     VII. the cost of transporting persons, supplies, machinery and equipment in connection with Exploration and Development;

     VIII. all wages and salaries of persons engaged in Exploration and Development and any assessments or levies made under the authority of any regulatory body having jurisdiction with respect to such persons or supplying food, lodging and other reasonable needs for such persons;

     f) "Property" means the Mineral License and the Property Rights;

     g) "Property Rights" means all licenses, permits, easements, rights-of-way, certificates and other approvals obtained by either of the parties either before or after the date of this Agreement in connection with the Mineral Licenses; and

     IX. all costs of consulting and other engineering services including report preparation;

     X. the cost of compliance with all statutes, orders and regulations respecting environmental reclamation, restoration and other like work required as a result of conducting Exploration and Development; and

     XI. all costs of searching for, digging, working, sampling, transporting, mining and procuring, other minerals, ores, and metals from and out of the Property;

     c) "Mineral License" means the mineral license described in Schedule A to this Agreement, including: (i) any replacement or successor licenses; and (ii) all mining leases and other mining interests derived from any such licenses;

     d) "Option" means the option to acquire up to 100% undivided interest in and to the Property as provided in this Agreement;

     e) "Option Period" means the period from the date of this Agreement to and including the date of exercise or termination of the Option;

h) "Khulan Choilon" means Choilon.


2. GRANT AND EXERCISE OF OPTION

     Choilon hereby grants to Magnum the sole and exclusive 100% undivided interest in and to the Property free and clear of all charges, encumbrances and claims upon meeting the terms of this agreement in full.

     Net Smelter returns shall be the gross proceeds received by Magnum, the manager and operator (the "Manager") of the Property, in any year from the sale of ore (being any material containing minerals of commercial economic value including any concentrates or other products derived there from) from the mining operation on the Property, less successively:

     (i) custom smelting costs, treatment charges and penalties including, but not being limited to, metal losses, penalties for impurities and charges for refining, selling and handling by the smelter, refinery or other purchaser; and

     (ii) costs of handling, transporting and insuring ores, minerals and other materials or concentrates from the Property or from a concentrator, whether situated on or off the Property, to a smelter, refinery or other place of treatment; and

     (iii) ad valorum taxes and taxes based upon production, but not income taxes.

3. RIGHT OF ENTRY

     During the Option Period, Magnum, its servants, agents and workmen and any persons duly authorized by Magnum, shall have the right of access to and from and to enter upon and take possession of and prospect, explore and develop the Property in such manner as Magnum in its sole discretion may deem advisable for the purpose of incurring Exploration Expenditures, and shall have the right to remove and ship there from ores, minerals, metals, or other products recovered in any manner there from as per in accordance with Mongolian mining and mineral laws and regulations.


4. COVENANTS OF Magnum

Magnum covenants and agrees that during the term of this Agreement:
     a) Magnum shall keep the Property clear of all liens, encumbrances and other charges;
     b) Magnum shall carry on all operations on the Property in a good and workmanlike manner and in compliance with all applicable local governmental regulations and restrictions including but not limited to the posting of ay reclamation bonds as may be required by any local governmental regulations or regulatory authorities;

     c) Magnum shall pay or cause to be paid any rates, taxes, duties, annual fees and/or claim maintenance fees, royalties, workers' compensation or other assessments or fees levied with respect to its operations thereon on a timely basis;

     d) Magnum shall pay the yearly claim maintenance payments necessary to maintain the claims in good standing on a timely basis;

     e) Magnum shall provide Choilon to any reports created or obtained in connection with its operations on the Property;

     f) Magnum shall indemnify and save Choilon harmless of and from any and all costs, claims, loss and damages whatsoever incidental to or arising out of any work or operations carried out by or on behalf of Magnum on the Property, including any liability of an environmental nature.

     g) Magnum must develop honestly the following information, reports and statements in due time. One copy each of the following in English and Mongolian shall be forwarded to Choilon who will the pass them to the necessary parties to be the Geology Mining and Inspection Service (GMIS) of Mongolia and the Minerals Authority (MA) of Mongolia respectively.
     i. Work plan on prospecting and exploration. (within 30 days of acquiring option). ii. Annual report on any prospecting activities taken place on the property. iii. Reports and safety on the labor safety engineering where necessary. iv. Provided that the agreement is terminated, Magnum shall forward one copy to Choilon of a report on any work done on the property if work is done in the duration of the agreement within 30 days of the termination of the agreement.

     v. Shall develop within 30 days of the work plan on the nature and environmental protection and shall them presented and approved by the Governor of the county and district doing so obtaining an official attestation thereon from the concerned Governor.

     vi. In conducting the prospecting and exploration work, the first priority shall be to employ the citizens where necessary of Mongolia.

     h) Magnum has not been involved in any litigation, government investigation or other government proceeding and, to the best knowledge of Magnum and its existing shareholders, no litigation, government investigation or other government proceeding is threatened against Magnum.

     i) Magnum must take steps to make itself aware of local mining and mineral laws, rules and regulations, and required deadlines for filing and payments of due and fees.

     j) Magnum hereby represents and warrants that it has full corporate power and authority to enter into this Agreement and the entering into of this Agreement does not conflict with any applicable local laws or with its charter documents or any contract or other commitment to which it is party; and the execution of this Agreement and the performance of its terms have been duly authorized by all necessary corporate actions including the resolution of its board of directors.


5. COVENANTS OF CHOILON

     Choilon hereby represents and warrants to Magnum and covenants with Magnum that:

     a) The Property is in good standing with all local regulatory authorities having jurisdictions and all required claim maintenance payments have been made to date;

     b) Choilon is, and at all times during the term of this Agreement will be, the recorded holder and beneficial owner of all of the Property free and clear of all liens, charges and claims of others and no outstanding taxes or rentals are due in respect of any of the mineral licenses;

     c) The Mineral Licenses have been duly and validly located and recorded pursuant to the local laws of the jurisdiction in which the Property is situate;

     d) It has not done anything whereby the mineral claims comprising the Property may be in any way encumbered;

     e) It has full corporate power and authority to enter into this Agreement and the entering into of this Agreement does not conflict with any applicable local laws or with its charter documents or any contract or other commitment to which it is party;

     f) The execution of this Agreement and the performance of its terms have been duly authorized by all necessary parties.

     g) Choilon has not been involved in any litigation, government investigation or other government proceeding and, to the best knowledge, no litigation, government investigation or other government proceeding is threatened against Choilon.

6. ASSIGNMENT

     With the consent of the other party, which consent shall not be unreasonably withheld, each of Magnum and Choilon has the right to assign all or any part of its fully owned interest in this Agreement and or in the Property, subject to the terms and conditions of this Agreement and per the rules and regulations of Mongolian mining and mineral laws. It shall be a condition precedent to any such assignment that the assignee of the interest being transferred agrees to be bound by the terms of this Agreement, insofar as they are applicable.

     If either party (an "Selling Party") should receive a bona fide offer from an independent third party (the "Proposed Purchaser") dealing at arm's length with the Selling Party to purchase all or a part of its interest in the Property, which offer the Selling Party desires to accept, or if the Selling Party intends to sell all or a part of its interest in the Property:

     a) The Selling Party shall first offer (the "Offer") such interest in writing to the other party (the "Other Party") upon terms no less favorable than those offered by the Proposed Purchaser or intended to be offered by the Selling Party, as the case may be.

     b) The Offer shall specify the price, terms and conditions of such sale, the name of the Proposed Purchaser and shall, in the case of an intended offer by the Selling Party, disclose the person or persons to whom the Selling Party intends to offer its interest and, if the offer received by the Selling Party from the Proposed Purchaser provides for any consideration payable to the Selling Party otherwise than in cash, the Offer shall include the Selling Party's good faith estimate of the cash equivalent of the noncash consideration.

     c) If within a period of 60 days of the receipt of the Offer the Other Party notifies the Selling Party in writing that it will accept the Offer, the Selling Party shall be bound to sell such interest to the Other Party on the terms and conditions of the Offer. If the Offer so accepted by the Other Party contains the Selling Party's good faith estimate of the cash equivalent of the non cash consideration as aforesaid, and if the Other Party disagrees with the Selling Party's best estimate, the Other Party shall so notify the Selling Party at the time of acceptance and the Other Party shall, in such notice, specify what it considers, in good faith, the fair cash equivalent to be and the resulting total purchase price. If the Other Party so notifies the Selling Party, the acceptance by the Other Party shall be effective and binding upon the Selling Party and the Other Party, and the cash equivalent of any such non-cash consideration shall be determined by binding arbitration and shall be payable by the Other Party, subject to prepayment as hereinafter provided, within 60 days following its determination by arbitration. The Other Party shall in such case pay to the Selling Party, against receipt of an absolute transfer of clear and unencumbered title to the interest of the Selling Party being sold, the total purchase price which is specified in its notice to the Selling Party and such amount shall be credited to the amount determined following arbitration of the cash equivalent of any non-cash consideration.

     d) If the Other Party fails to notify the Selling Party before the expiration of the time limited therefore that it will purchase the interest offered, the Selling Party may sell and transfer such interest to the Proposed Purchaser at the price and on the terms and conditions specified in the Offer for a period of 60 days, but the terms of this paragraph shall again apply to such interest if the sale to the Proposed Purchaser is not completed within such 60 days.

     e) Any sale hereunder shall be conditional upon the Proposed Purchaser delivering a written undertaking to the Other Party, in form and substance satisfactory to its counsel, to be bound by the terms and conditions of this Agreement.


7. CONFIDENTIALITY OF INFORMATION

     Each of Magnum and Choilon shall treat all data, reports, records and other information of any nature whatsoever relating to this Agreement and the Property as confidential, except where such information must be disclosed for public disclosure requirements of a public company.


8. TERMINATION

     a) Until such time as the Option is exercised pursuant to this Agreement shall terminate upon any of the following events:

     1) upon the failure of Magnum to make a payment or incur Exploration Expenditures required by and within the time limits prescribed;

     2) in the event that Magnum, not being at the time in default under any provision of this Agreement, gives 30 day's written notice to Choilon of the termination of this Agreement;

     3) in the event that Magnum shall fail to comply with any of its obligations hereunder, and within 30 days of receipt by Magnum of written notice from Choilon of such default, Magnum has not:

     a) cured such default, or commenced proceedings to cure such default and prosecuted same to completion without undue delay; or

     b) given Choilon notice that it denies that such default has occurred. b) Upon termination of this Agreement, Magnum shall:

     1) transfer any interest in title to the Property, if any, in good standing to Choilon free and clear of all liens, charges, and encumbrances;

     2) turn over to Choilon copies of all maps, reports, sample results, contracts and other data and documentation in the possession of Magnum or, to the extent within Magnum's control, in the possession of its agents, employees or independent contractors, in connection with its operations on the Property; and

     3) ensure that the Property is in a safe condition and complies with all environmental and safety standards imposed by any duly authorized regulatory authority.

     c) Upon the termination of this Agreement, Magnum shall cease to be liable to Choilon in debt, damages or otherwise save for the performance of those of its obligations which theretofore should have been performed.

     d) Upon termination of this Agreement, Magnum shall vacate the Property within a reasonable time after such termination, but shall have the right of access to the

     Property for a period of six months thereafter for the purpose of removing its chattels, machinery, equipment and fixtures.

     e) In the event that Magnum gives notice that it denies that a default has occurred, Magnum shall not be deemed in default until the matter shall have been determined finally through such means of dispute resolution as such matter has been subjected to by either party.


9. FORCE MAJEURE

     The time for performance of any act or making any payment or any expenditure required under this Agreement shall be extended by the period of any delay or inability to perform due to fire, strikes, labor disturbances, riots, civil commotion, wars, acts of God, any present or future law or governmental regulation, any shortages of labor, equipment or materials, or any other cause not reasonably within the control of the party in default, other than lack of finances.


10. ARBITRATION

     All questions or matters in dispute under this Agreement shall be submitted to arbitration pursuant to the terms hereof:

     a) It shall be a condition precedent to the right of any party to submit any matter to arbitration pursuant to the provisions hereof, that any party intending to refer any matter to arbitration shall have given not less than 10 days' prior notice of its intention to do so to the other party, together with particulars of the matter in dispute. On the expiration of such 10 days, the party who gave such notice may proceed to refer the dispute to arbitration as provided in paragraph (c).

     b) The party desiring arbitration shall appoint one arbitrator, and shall notify the other party of such appointment, and the other party shall, within 15 days after receiving such notice, either consent to the appointment of such arbitrator which shall then carry out the arbitration or appoint an arbitrator, and the two arbitrators so named, before proceeding to act, shall, within 30 days of the appointment of the last appointed arbitrator, unanimously agree on the appointment of a third arbitrator to act with them and be chairman of the arbitration herein provided for. If the other party shall fail to appoint an arbitrator within 15 days after receiving notice of the appointment of the first arbitrator, the first arbitrator shall be the only arbitrator. If the two arbitrators appointed by the parties shall be unable to agree on the appointment of the chairman, the chairman shall be appointed under the provisions of the Arbitration Act of the State of Nevada. Except as specifically otherwise provided in this section, the arbitration herein provided for shall be conducted in accordance with such Act. The chairman, or in the case where only one arbitrator is appointed, the single arbitrator, shall fix a time and place in Nevada, for the purpose of hearing the evidence and representations of the parties, and he shall preside over the arbitration and determine all questions of procedure not provided for under such Act or this section. After hearing any evidence and representations that the parties may submit, the single arbitrator, or the arbitrators, as the case may be, shall make an award and reduce the same to writing, and deliver one copy thereof to each of the parties. The expense of the arbitration shall be paid as specified in the award.

     c) The parties agree that the award of a majority of the arbitrators, or in the case of a single arbitrator, of such arbitrator, shall be final and binding upon each of them.


11. NOTICES

     Any notice, election, consent or other writing required or permitted to be given hereunder shall be deemed to be sufficiently given if delivered or mailed postage prepaid or if given by telegram, telex or telecopier, addressed as follows:

    In the case of Choilon:         Khulan Choilon
                                    Chingeltei duureg, baga toiruu,
                                    4 r horoo,17r bair,9 toot,
                                    Ulaanbaatar, Mongolia.

    In the case of Magnum:          Magnum d'or resources inc.
                                    #404 - 170 Don Way West
                                    Toronto, Ontario, Canada M3C 2G3

     and any such notice given as aforesaid shall be deemed to have been given to the parties hereto if delivered, when delivered, or if mailed, on the third business day following the date of mailing, or, if telegraphed, telexed or telecopied, on the same day as the telegraphing, telexing or telecopying thereof. Any party may from time to time by notice in writing change its address for the purposes of this Section 11.


12. GENERAL TERMS AND CONDITIONS

     a) The parties hereto hereby covenant and agree that they will execute such further agreements, conveyances and assurances as may be requisite, or which counsel for the parties may deem necessary to effectually carry out the intent of this Agreement.

     b) This Agreement shall constitute the entire agreement between the parties with respect to the Property. No representations or inducements have been made save as herein set forth. No changes, alteration or modifications of this Agreement shall be binding upon either party until and unless a memorandum in writing to such effect shall have been signed by all parties hereto. This Agreement shall supersede all previous written, oral or implied understandings between the parties with respect to the matters covered hereby.

     c) Time shall be of the essence of this Agreement.

     d) The titles to the sections in this Agreement shall not be deemed to form part of this Agreement but shall be regarded as having been used for convenience of reference only.

     e) Wherever possible, each provision of this Agreement shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision shall be prohibited by or be invalid under applicable law, such provision shall be ineffective only to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Agreement.

     The Schedule and/or Exhibit to this Agreement shall be construed with and as an integral part of this Agreement to the same extent as if they were set forth verbatim herein.

     9) Defined terms contained in this Agreement shall have the same meanings where used in the Schedule and/or Exhibit.

     h) This Agreement shall be governed by and interpreted in accordance with the laws of the State of Nevada applicable therein.

     i) This Agreement shall enure to the benefit of and be binding upon the parties hereto and their respective heirs, executors, administrators, successors and assigns.


13. AGREEMENT TO BE BOUND

     Magnum hereby agrees to be bound by the terms of the Agreement to the extent that they are applicable to Magnum's interest in the Property upon exercise of the Option by Magnum.



     WITNESS WHEREOF this Agreement has been executed by the parties hereto as of the day and year first above written.



Magnum D'OR RESOURCES INC.                          KHULAN CHOILON
by its authorized signatory:                    by its authorized signatory:




President, Director

                                   SCHEDULE A
                           MINERAL CLAIMS DESCRIPTION


     The center of this area is in Bayanhongor Aimag at Lat. 43 58 37.6 and Long. 98 29 51.3, 90 km southeast of Bayahondor sum, in an area of low (relative elevation, 20m), relatively small hills at elevations of 1400 - 1500m.

     According to existing data, this area belonged in the Edrengiin mineralized district of Edrengiin nuruu metallogenic zone of south Mongolian metallogenic province in the accretionary wedge of Hercynian fold belt of the southern megablock that is the main geotectonic unit of Mongolia.

     Geology of this area consists of Carboniferous granosynite, quartz-diorite and Permian rhyolite, tuffs.



                                            1. 98  20 00      43 58 00
                                            2. 98  20 00      43 59 00
                                            3. 98  22 00      43 59 00
                                            4. 98  22 00      43 58 00