Form 10QSB
period 2004-03-31
MAGNUM DIOR RESOURCES INC
filed 2004-05-13
CIK 1099963

                                  United States

                       Securities and Exchange Commission

                              Washington, DC 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

                       SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004

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

                                 (416-386-0044)

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

No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the  number  of shares  outstanding  of each of the  Issuer's  common equity as of the last practicable date: 118,650,096 shares.

     Transitional Small Business Disclosure Format (check one) Yes    No X

                                                                  ----   ----


                                     PART I

                              FINANCIAL INFORMATION

Item 1.            Financial Statements.

MAGNUM D'OR RESOURCES INC.

(A DEVELOPMENT STAGE ENTERPRISE)

BALANCE SHEET

-------------------------------------------------------------------------------

                                                   MAR 31,         SEPT 30,

                                                    2004            2003

-------------------------------------------------------------------------------

                                                (UNAUDITED)       (AUDITED)

ASSETS

CURRENT ASSETS

Cash                                            $   5,169       $     -

Prepaid expenses                                  317,725             -

-------------------------------------------------------------------------------

Total Current Assets                              322,894             -

-------------------------------------------------------------------------------

FIXED ASSETS

Office furniture                                      444            581

Less: Accumulated depreciation                       (333)          (377)

-------------------------------------------------------------------------------

Total Fixed Assets                                    111            204

-------------------------------------------------------------------------------

Total Assets                                  $   323,005       $    204

-------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDER EQUITY

CURRENT LIABILITIES

Accounts payable                              $    17,542       $ 61,443

Advances from an officer                          173,537            -

-------------------------------------------------------------------------------

Total Current Liabilities                         191,079         61,443

-------------------------------------------------------------------------------

SHAREHOLDER EQUITY

Common stock, par value $.001, 160,000,000

 authorized, issued and outstanding - 118,650,096

 (September 30 , 2003 - 80,000,000)               118,650        80,000

Preferred stock, par value $.001, 10,000,000

 authorized, issued and outstanding - 7,000,000     7,000         7,000

Additional paid in capital                      2,083,813     1,301,361

Deficit accumulated during development stage   (2,077,537)   (1,449,600)

-------------------------------------------------------------------------------

Total Shareholder Equity                          131,926       (61,239)

-------------------------------------------------------------------------------

Total Liabilities and Shareholder Equity      $   323,005    $      204

-------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

MAGNUM D'OR RESOURCES INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENT OF OPERATIONS

(UNAUDITED)

-------------------------------------------------------------------------------

                                                                      From

                                 THREE MONTHS SIX MONTHS          Inception

                                   ENDED         ENDED          (Sept 3, 1999)

                                 MARCH 31       MARCH 31,           to MARCH

                              2004   2003   2004      2003        31, 2004

-------------------------------------------------------------------------------

REVENUE                    $   -    $   -   $   -     $   -      $    6,153

-------------------------------------------------------------------------------

OPERATING EXPENSES

Management and consulting

 fees                        188,642    -     367,462     -        1,374,641

Exploration and development

  costs                        6,316    -     107,966     -          127,966

Purchase of option               -      -      25,000     -           25,000

General and administrative    20,871  1,621    41,238   6,446        123,048

Travel and promotion          33,001    562    52,542     562        151,686

Professional fees             21,402  5,488    33,685   5,488        111,004

Depreciation                      15    -          44     -           31,376

Web site development costs       -      -         -       -          887,110

-------------------------------------------------------------------------------

Total Operating Expenses    270,247   7,671   627,937  12,496       2,831,831

-------------------------------------------------------------------------------

LOSS FROM OPERATIONS BEFORE

 UNUSUAL ITEM              (270,247) (7,671) (627,937)(12,496)     (2,825,678)

UNUSUAL ITEM

  Gain on settlement of

       debt                      -      -        -        -           132,301

-------------------------------------------------------------------------------

NET LOSS                  $(270,247)$(7,671)$(627,937)$(12,496)  $ (2,693,377)

-------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF

 COMMON SHARES OUTSTANDING

 - BASIC AND DILUTED    97,946,440 18,518,184 97,946,440 18,518,184

                        ========== ========== ========== ==========

LOSS PER SHARE - BASIC AND

  DILUTED              $    (0.003) $   -      $ (0.006) $     -

                        ==========   ========   ======== ==========

The accompanying notes are an integral part of these financial statements.


MAGNUM D'OR RESOURCES INC.

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENT OF CASH FLOWS

(UNAUDITED)

-------------------------------------------------------------------------------

                                                                      From

                                                                   Inception

                                           SIX MONTHS ENDED     (Sept 3, 1999)

                                               MARCH 31,           to MARCH

                                           2004       2003         31, 2004

-------------------------------------------------------------------------------

CASH FLOW FROM OPERATING ACTIVITIES

Net Loss                             $  (627,937)  $ (12,496)    $ (2,693,377)

Adjustments to reconcile net loss to net

 cash used in operating activities

Stock issued for services and expenses   551,102      62,548        1,780,521

Spinoff of wholly-owned subsidiary          -            -            615,840

Depreciation                                  44         -             31,376

Loss on sale of software license            -            -             57,525

Issuance of preference shares               -            -             (7,000)

Gain(loss) on settlement of debt -

     noncash portion                       1,718         -            (21,640)

Foreign exchange adjustment                  135         -                -

Changes in assets and liabilities

(Increase)decrease in prepaid expenses (317,725)         -           (317,725)

 Increase(decrease) in accounts payable (43,901)      27,500           17,542

-------------------------------------------------------------------------------

                                        157,003       90,048        2,156,439

-------------------------------------------------------------------------------

Net Cash Used in Operating Activities  (436,564)      77,552         (536,938)

-------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES

 Adjustment of stock re reverse split    (1,804)        -              (1,804)

 Issuance of  shares                    270,000         -             370,818

 Advances from an officer               173,537         -             173,537

-------------------------------------------------------------------------------

Net Cash Used In Financing Activities   441,733         -             542,551

-------------------------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES

 Disposal of fixed assets                  -            -                 -

 Acquisition of license                    -            -                 -

 Purchase of fixed assets                  -          (75,250)           (444)

-------------------------------------------------------------------------------

Net Cash Provided By Investing

 Activities                                -          (75,250)           (444)

-------------------------------------------------------------------------------

Increase(Decrease) in Cash                5,169         2,302           5,169

Cash and Cash Equivalents - Beginning

 of Period                                 -           (1,180)           -

-------------------------------------------------------------------------------

Cash and Cash Equivalents -

 End of period                      $     5,169     $   1,122     $     5,169

------------------------------------------------------------------------------

Supplementary Information

   Interest paid                    $        265    $     -       $     1,384

                                     ===========     ========      ==========

   Taxes paid                       $     -         $     -       $      -

                                     ===========     ========      ==========

The accompanying notes are an integral part of these financial statements.


                           MAGNUM D'OR RESOURCES INC.

                        (A Development Stage Enterprise)

                          Notes To Financial Statements

                                 March 31, 2004

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


                           MAGNUM D'OR RESOURCES INC.

                        (A Development Stage Enterprise)

                          Notes To Financial Statements

                                 March 31, 2004

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

         Fair Value of Financial Instruments

     The carrying  amount of cash,  prepaid  expenses  and accounts  payable are considered to be  representative  of their respective fair values because of the short-term nature of these financial instruments.


                           MAGNUM D'OR RESOURCES INC.

                           (A Development Stage Enterprise)

                          Notes To Financial Statements

                                 March 31, 2004

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


                           MAGNUM D'OR RESOURCES INC.

                        (A Development Stage Enterprise)

                          Notes To Financial Statements

                                March 31, 2004

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

         Deferred tax assets

            Net operating loss carryforwards             $2,077,537

            Valuation allowance for deferred tax assets  (2,077,537)

                                                         ----------

         Net deferred tax assets                         $     -

                                                         ==========

     Realization  of deferred tax assets is dependent upon future  earnings,  if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets  have been fully  offset by a  valuation  allowance.  As of March 31,

2004,  the  Company  had  net  operating  loss  carryforwards  of  approximately

$2,077,537 for federal and state income tax purposes.  These  carryforwards,  if not utilized to offset  taxable  income begin to expire in 2016.  Utilization of the net operating  loss may be subject to substantial  annual  limitation due to the  ownership  change  limitations  provided by the  Internal  Revenue Code and similar state  provisions.  The annual limitation could result in the expiration of the net operating loss before utilization.

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


                           MAGNUM D'OR RESOURCES INC.

                        (A Development Stage Enterprise)

                          Notes To Financial Statements

                                 March 31, 2004

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

     In December 2003 the Company raised $160,000 through a private placement of

1,016,667 shares of common stock of the Company.

     From  January  1,  2004 to March  31,  2004 the  Company  issued a total of

19,268,096  shares of common stock to various  consultants for services rendered and to reimburse for expenses paid on behalf of the Company totaling $ 375,282.

     From  January 1, 2004 to March 31,  2004 the  Company  raised $ 110,000 and issued 733,332 shares of common stock.

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


                           MAGNUM D'OR RESOURCES INC.

                        (A Development Stage Enterprise)

                          Notes To Financial Statements

                                 March 31, 2004

                                   (Unaudited)

Note 6 - Related Party Transactions

     The  Company's  president  has advanced a total of $ 173,537 to the Company for which advances are unsecured,  non-interest  bearing and have no fixed terms of repayment.  Included in general and administrative  expenses is a charge of $

30,000 by the Company's president.

Note 7 - Going Concern

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the

Company as a going concern. The Company operations are in the development stage,

the Company has  generated no income,  and has incurred  losses of $2,077,537 in operations since inception.

     The future  success of the  Company is likely  dependent  on its ability to attain additional capital to develop its resource property and ultimately,  upon its ability to attain future  profitable  operations.  There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.


Item 2.    Management's Discussion and Analysis or Plan of Operation.

(a) Plan of Operation.

     The following  discussion and analysis  should be read in conjunction  with our unaudited financial statements dated March 31, 2004.

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

Liquidity and Capital Resources

Our balance sheet as of March 31, 2004 reflects total assets of $ 323,005.

(b) Management's discussion and analysis of Financial Condition and

       Results of Operations.

     Management  is  currently  looking for the capital to complete its business objectives.  Negotiations  and exploration  are continuing.  We have received no commitments as yet. However, we have raised approximately $ 270,000 in 2 private placements and the President of the Company has advanced approximately $ 173,500 in order to aid in paying for the costs  associated in developing the properties that we have an interest in as mentioned above.

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


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

     On the  corporate  front,  the last  quarter  included the  appointment  of

Kenneth Sanders and John Yee to the Board of Directors of the Company.

Liquidity and Capital Resources

-------------------------------

     The  Registrant is a development  stage company and has had no revenues for the past three  months.  The Company is in the process of raising  money under a private placement and to-date has raised  approximately $ 300,000.  Additionally the Company's chief  executive  officer has advanced or has paid for expenses on behalf of the Company  approximately  $ 173,500.  There is no assurance that the

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


                                     PART II

                                OTHER INFORMATION

Item 1.        Legal Proceedings

None

Item 2.        Changes in Securities

None

Item 3.        Defaults Upon Senior Securities

Not Applicable

Item 4.        Submission of Matters to a Vote of Securities Holders

            None

Item 5.        Other Information

     On February 10, 2004,  Janet  Winkler was replaced as Secretary by John Yee who also became  Chairman of the Board.  Reno  Calabrigo our President also took the positions of CEO, CFO and Treasurer.

Item 6.        Exhibits and Reports on Form 8-K

(A)  EXHIBITS

NUMBER                                 DESCRIPTION

23.1                                   Consent of Counsel

23.2                                   Consent of CPA's

31.1                                   Certification

31.2                                   Certification

32.1                                   Certification

31.2                                   Certification

99                                     Option Agreement(a)

     (a) Incorporated by reference as it was filed with our 10QSB dated December

31, 2003.

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

                                            MAGNUM D'OR RESOURCES INC.

May 10, 2004                             s/s   Reno Calabrigo

                                           -----------------------

                                           Reno Calabrigo, President

May 10, 2004                            s/s    John Yee

                                            -----------------------

                                            John Yee, Secretary