Form 10QSB
period 2004-06-30
MAGNUM DIOR RESOURCES INC
filed 2004-08-16
CIK 1099963

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004

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

     State the number of shares outstanding of each of the Issuer's common equity as of the last practicable date: 134,650,096 shares as of July 16, 2004.

     Transitional Small Business Disclosure Format (check one) Yes    No X
                                                                  ----   ----

                                     PART I

                              FINANCIAL INFORMATION

Item 1.            Financial Statements.


MAGNUM D'OR RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEET

-------------------------------------------------------------------------------

                                                   JUNE 30,       SEPTEMBER 30,
                                                    2004            2003
-------------------------------------------------------------------------------
                                                (UNAUDITED)       (AUDITED)
ASSETS

CURRENT ASSETS

Cash                                            $   4,907       $     -
Prepaid expenses                                      978             -
-------------------------------------------------------------------------------

Total Current Assets                                5,885             -
-------------------------------------------------------------------------------

FIXED ASSETS
Office furniture                                      432            581
Less: Accumulated depreciation                       (323)          (377)
-------------------------------------------------------------------------------

Total Fixed Assets                                    109            204
-------------------------------------------------------------------------------

Total Assets                                  $     5,994       $    204
-------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDER EQUITY

CURRENT LIABILITIES
Accounts payable                              $    17,542       $ 61,443
Advances from an officer                          259,835            -
Loan payable - other                               84,600            -
-------------------------------------------------------------------------------

Total Current Liabilities                         361,977         61,443
-------------------------------------------------------------------------------

SHAREHOLDER EQUITY

Common stock, par value $.001, 160,000,000
 authorized, issued and outstanding - 133,650,096
 (September 30 , 2003 - 80,000,000)               133,650        80,000
Common shares issuable(1,250,000 shares)            1,250           -
Preferred stock, par value $.001, 10,000,000
 authorized, issued and outstanding - 7,000,000     7,000         7,000

Additional paid in capital                      2,230,062     1,301,361

Deficit accumulated during development stage   (2,727,945)   (1,449,600)
-------------------------------------------------------------------------------

Total Shareholder Equity                         (355,983)      (61,239)
-------------------------------------------------------------------------------

Total Liabilities and Shareholder Equity      $     5,994    $      204
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


MAGNUM D'OR RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF OPERATIONS
(UNAUDITED)
-------------------------------------------------------------------------------
                                                                      From
                                 THREE MONTHS NINE MONTHS          Inception
                                   ENDED         ENDED          (Sept 3, 1999)
                                 JUNE 30,       JUNE 30,           to MARCH
                              2004   2003   2004      2003        31, 2004
-------------------------------------------------------------------------------

REVENUE                    $   -    $   -   $   -     $   -      $        6,153
-------------------------------------------------------------------------------

OPERATING EXPENSES
Management and consulting
 fees                        169,901    -        537,363     -        1,544,542
Exploration and development
  costs                      436,305    -        544,271     -          564,271
Purchase of option               -      -         25,000     -           25,000
General and administrative    28,857  26,581      70,095   28,202       151,905
Travel and promotion           6,191   1,837      58,733    2,399       157,877
Professional fees              9,140  17,656      42,825   23,144       120,144
Depreciation                      14    -             58     -           31,390
Web site development costs       -      -           -        -          887,110
-------------------------------------------------------------------------------

Total Operating Expenses     650,408  46,074   1,278,345   53,745     3,482,239
-------------------------------------------------------------------------------

LOSS FROM OPERATIONS BEFORE
 UNUSUAL ITEM               (650,408)(46,074) (1,278,345) (53,745)   (3,476,086)

UNUSUAL ITEM
  Gain on settlement of
       debt                      -      -        -        -             132,301
-------------------------------------------------------------------------------

NET LOSS                   $(650,408)$(46,074)$(1,278,345)$(53,745)$ (3,343,785)
-------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
 - BASIC AND DILUTED   108,001,304 50,000,000 108,001,304 50,000,000
                       =========== ========== =========== ==========

LOSS PER SHARE - BASIC AND
  DILUTED              $    (0.006) $   (.009)  $   (.012)$    (0.01)
                        ==========   ========    ========   ========


The accompanying notes are an integral part of these financial statements.

MAGNUM D'OR RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOWS
(UNAUDITED)

-------------------------------------------------------------------------------
                                                                      From
                                                                   Inception
                                           NINE MONTHS ENDED     (Sept 3, 1999)
                                               JUNE 30,           to JUNE
                                           2004       2003         30, 2004
-------------------------------------------------------------------------------

CASH FLOW FROM OPERATING ACTIVITIES

Net Loss                             $ (1,278,345)  $ (53,745)    $ (3,343,785)
Adjustments to reconcile net loss to net
 cash used in operating activities
Stock issued for services and expenses    713,602       62,548       1,943,021
Spinoff of wholly-owned subsidiary          -            -             615,840
Depreciation                                   58        -              31,390
Loss on sale of software license            -            -              57,525
Issuance of preference shares               -            -              (7,000)
Gain(loss) on settlement of debt -
     Non-cash portion                       1,718        -             (21,640)
Foreign exchange adjustment                   122         -             (1,817)
Changes in assets and liabilities
(Increase)decrease in prepaid expenses       (978)       -                (978)
 Increase in accounts receivable              -        (3,000)              -
 Increase(decrease) in accounts payable   (43,901)     47,359           17,542
-------------------------------------------------------------------------------

                                          670,621     106,907        2,633,883
-------------------------------------------------------------------------------

Net Cash Used in Operating Activities    (607,724)     53,162         (709,902)
-------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
 Adjustment of stock re reverse split      (1,804)      -               (1,804)
 Issuance of  shares                      270,000       3,000          370,818
 Advances from an officer                 259,835      20,866          259,835
 Loan payable - other                      84,600       -               84,600
-------------------------------------------------------------------------------

Net Cash Used In Financing Activities     612,631      23,866          715,253
-------------------------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES
 Disposal of fixed assets                  -            -                 -
 Acquisition of license                    -            -                 -
 Purchase of fixed assets                  -          (75,250)           (444)
-------------------------------------------------------------------------------

Net Cash Provided By Investing
 Activities                                -          (75,250)           (444)
-------------------------------------------------------------------------------

Increase(Decrease) in Cash                 4,907        1,778           4,907

Cash and Cash Equivalents - Beginning
 of Period                                 -           (1,180)           -
-------------------------------------------------------------------------------

Cash and Cash Equivalents -
 End of period                      $      4,907    $     598     $     4,907
------------------------------------------------------------------------------

Supplementary Information

   Interest paid                    $        471    $     -       $     1,590
                                     ===========     ========      ==========
   Taxes paid                       $     -         $     -       $      -
                                     ===========     ========      ==========


The accompanying notes are an integral part of these financial statements.

                           MAGNUM D'OR RESOURCES INC.
                        (A Development Stage Enterprise)
                          Notes To Financial Statements
                                 June 30, 2004
                                   (Unaudited)

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

                           MAGNUM D'OR RESOURCES INC.
                        (A Development Stage Enterprise)
                          Notes To Financial Statements
                                 June 30, 2004
                                   (Unaudited)

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

                           MAGNUM D'OR RESOURCES INC.
                           (A Development Stage Enterprise)
                          Notes To Financial Statements
                                 June 30, 2004
                                   (Unaudited)

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

                           MAGNUM D'OR RESOURCES INC.
                        (A Development Stage Enterprise)
                          Notes To Financial Statements
                                June 30, 2004
                                   (Unaudited)




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



     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:


         Deferred tax assets

            Net operating loss carryforwards             $2,682,045
            Valuation allowance for deferred tax assets  (2,682,045)
                                                         ----------

         Net deferred tax assets                         $     -
                                                         ==========


     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of June 30, 2004, the Company had net operating loss carryforwards of approximately $2,682,045 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2016. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.



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

                           MAGNUM D'OR RESOURCES INC.
                        (A Development Stage Enterprise)
                          Notes To Financial Statements
                                 June 30, 2004
                                  (Unaudited)


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

     From January 1, 2004 to March 31, 2004 the Company raised $ 110,000 and issued 733,332 shares of common stock.

     From April 1, 2004 until June 30, 2004, the Company issued a net total of 16,000,000 shares to pay various consultants a total of $ 162,500 in consulting fees.


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

                           MAGNUM D'OR RESOURCES INC.
                        (A Development Stage Enterprise)
                          Notes To Financial Statements
                                 June 30, 2004
                                   (Unaudited)


Note 6 - Related Party Transactions

     The Company's president has advanced a total of $ 259,835 to the Company for which advances are unsecured, non-interest bearing and have no fixed terms of repayment. Included in general and administrative expenses is a charge of $ 45,000 and included in consulting fees is $10,000 charged by the Company's president.

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

Item 2.    Management's Discussion and Analysis or Plan of Operation.

(a) Plan of Operation.

     The following discussion and analysis should be read in conjunction with our unaudited financial statements dated June 30, 2004.

Results of Operations

     During the period from September 3, 1999, (inception) through June 30, 2004, we have accomplished the following:

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

Liquidity and Capital Resources

     Our balance sheet as of June 30, 2004 reflects total assets of $ 5,994. We have a working capital deficiency of $360,999 as of June 30, 2004. In order for the company to survive it must depend on either management to fund operations or investment of cash from sale of stock.

     The Registrant is a development stage company and has had no revenues for the past nine months. The Company is in the process of raising money under a private placement and to-date has raised approximately $ 300,000. Additionally the Company's chief executive officer has advanced or has paid for expenses on behalf of the Company approximately $ 260,000. There is no assurance that the Company will raise additional funds or that any of the Company's management will continue to pay for expenses on behalf of the Company.

     Management is currently looking for the capital to complete its business objectives. Negotiations and exploration are continuing. We have received no commitments as yet. However, we have raised approximately $ 270,000 in 2 private placements and the President of the Company has advanced approximately $ 260,000 in order to aid in paying for the costs associated in developing the properties that we have an interest in as mentioned above.

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

                                            MAGNUM D'OR RESOURCES INC.


August 7, 2004                             s/s   Reno Calabrigo
                                           -----------------------
                                           Reno Calabrigo, President


August 7, 2004                            s/s    John Yee
                                            -----------------------
                                            John Yee, Secretary

                                                             Exhibit 23.2


Consent of Independent Auditors

     We have read the financial statements included in the Form 10-QSB dated June 30, 2004, of Magnum d'Or Resources, Inc. to be filed with United States Securities and Exchange Commission and are in agreement with the statements contained therein.

s/s Russell & Atkings, PLC
----------------------------
Russell & Atkins, PLC
Oklahoma City, Oklahoma
August, 2004

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


Dated: August 12, 2004       /s/ Reno Calabrigo
                         -----------------------
                         Reno Calabrigo, Chief Executive Officer
                         President, CFO and Treasurer
                         (Principal Executive Officer

                                                          Exhibit 31.2


                           CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



I, John Yee, certify that;


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



Dated: August 12, 2004       /s/ John Yee
                         -----------------------
                         John Yee, Secretary and
                         Chairman of the Board

                                                    EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



     In connection with the Quarterly Report of Magnum D'Or Resources Inc a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ending June 30, 2004 as filed with the Securities and Exchange Commission (the "Report"), I, Reno Calabrigo, President and Principal Financial Officer, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
Section 1350), that to my knowledge:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                                            /s/ Reno Calabrigo
                             -------------------------------------------
                                             Reno Calabrigo
                                             President, CEO, CFO, Treasurer
                                             (Principal Financial Officer)


August 12, 2004

                                                  EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)



     In connection with the Quarterly Report of Magnum D'Or Resources Inc a Nevada corporation (the "Company"), on Form 10-QSB for the quarter ending June 30, 2004 as filed with the Securities and Exchange Commission (the "Report"), I, John Yee, Secretary and Chairman of the Board, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

     1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                                            /s/ John Yee
                             -------------------------------------------
                                             John Yee
                                             Secretary and Chairman of
                                             the Board



August 12, 2004