Form 10KSB
period 2004-09-30
MAGNUM DIOR RESOURCES INC
filed 2005-01-04
CIK 1099963

United States
                    Securities and Exchange Commission
                           Washington, DC 20549

                                FORM 10-KSB

                [X] ANNUAL REPORT UNDER 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                  For the year ending September 30, 2004

         [ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE
                               EXCHANGE ACT

                                  0-31849
                          Commission file Number

                        Magnum d'Or Resources, Inc.
      -------------------------------------------------------------------
      Exact name of small business issuer as specified in its charter

      Nevada                                           98 - 02152222
------------------------------          -----------------------------------
(State or other jurisdiction of        I.R.S. Employer Identification No.
incorporation or organization)

            Suite 404, 170 the Donway West, Toronto, ON M3C 2G3
       -------------------------------------------------------------
                       (Address of principal executive office)

                              (416-386-0044)
                         Issuer's telephone number


           ----------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)

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

     State the number of shares outstanding of each of the Issuer's common equity as of the last practicable date: 135,992,370 shares.

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

State issuer's revenues for its most recent fiscal year $   nil

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold , or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $2,896,648.



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

Item 4.        Submission of Matters to a Vote of Security Holders.

          None


                                  PART II

Item 5.        Market for Common Equity and Related Stockholders Matters.

     The Company's shares are currently traded on the Over the Counter Bulletin Board of the Nasdaq stock exchange.

     The market for common equity for the high and low bid information for the registrant's last two fiscal years by quarters is as follows:

     Date

Date            High             Low

12/31/02        .25              .17
3/31/03         .10              .11
6/31/03         .035             .038
9/30/03         .108             .11
12/31/03        .165             .17
3/31/04         .175             .095
06/30/04        .22              .082
9/30/04         .092             .041

     The above numbers are over-the-counter market quotations that reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. These numbers have been presented by management.

The registrant has  338 shareholders of record as of September 30, 2004.

The registrant has never paid any dividends.

Item 6.        Management's Discussion and Analysis or Plan of Operation.

     a) Plan of Operation.

     The following discussion and analysis should be read in conjunction with our audited financial statements for the year ended September 30, 2004 dated December 2004,


Results of Operations

     During the period from September 3, 1999, (inception) through September 30, 2004, we have accomplished the following:

     - Organizational activities and preparation for registration of our securities under the Securities Act of 1933. Magnum d'Or Resources, Inc. received only minimal ($7,505) revenues during this period.
     - Changed the name of our company from Progolftournaments.com, to Registrant, Inc and later to Magnum d'Or Resources, Inc.
     - Effected a two for one stock split for all shareholders of record on January 31, 2001.
     - Effected a 50 for one reverse stock split for all shareholders of record on July 15, 2002.
     - Effected a 300 for one reverse stock split for all shareholders of record on October 21, 2002
     - Entered into various contracts with a company out of British Columbia by the name of Rio Minerals Limited, a company specializing in the mineral exploration and development to do exploration work on the Company's interests in Mongolia.


     For the current fiscal year, Magnum d'Or Resources, Inc. anticipates incurring a loss as a result of exploration and developmentexpenses, expenses associated with registration under the Securities Act of 1933, and expenses associated with the operations of the Company. The Company does not anticipate any revenue in the near future until its mineral interests have reached the point of economic viability. Additional expenditures are necessary to determine if any future revenues will be generated from these properties.


     During the period from September 30, 2003 to September 30, 2004 Magnum d'Or Resources, Inc. had losses of $1,512,763.

Liquidity and Capital Resources

     Our balance sheet as of September 30, 2004 reflects total assets of $1,124 as compared to the year ended September 30, 2003 of $ 204. The Company has a working capital deficiency of $ 558,725 of which $ 533,364 relates to loans from various individuals including the Company's president. The working capital deficiency in 2003 was $61,443.

     The Company must rely on corporate officers and directors and outside investors in order to meet its budget for further exploration.

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






Item 7.  Financial Statements




                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Magnum d'Or Resources Inc.

     We have audited the balance sheet of Magnum d'Or Resources Inc. and (A Development Stage Enterprise) as of September 30, 2004 and September 30, 2003 and the related statements of operations, shareholders' equity and cash flows for the period September 3, 1999 (date of inception) to September 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

     We did not audit the consolidated financial statements of Magnum d'Or Resources, Inc. and Subsidiary for the period September 3, 1999 (date of inception) to September 30, 2003. The consolidated financial statement amounts of the statements of operations, cash flows and changes in shareholders' equity for such period are encompassed in the cumulative financial statements for the period September 3, 1999 (date of inception) to September 30, 2003. The consolidated financial statements for all periods prior to October 1, 2003 were audited by other auditors whose reports expressed an unqualified opinion on those statements, and our opinion, in so far as it relates to amounts for the period from inception to September 30, 2004 in the cumulative totals for the consolidated statements of operations, cash flows and changes in shareholders' equity is based solely on the report of the other auditors.

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

     In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Magnum d'Or Resources Inc. as of September 30, 2004 and the results of its operations and its cash flows for the period September 3, 1999 (date of inception) to September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Michael Johnson & Co,LLC
Denver Colorado
December 28, 2004

MAGNUM D'OR RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEET
AS AT SEPTEMBER 30,
-------------------------------------------------------------------------------

                                                    2004         2003
-------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS
Cash                                               $   -         $  -
Prepaid rent                                        1,036           -
-------------------------------------------------------------------------------

Total Current Assets                                1,036           -
-------------------------------------------------------------------------------

FIXED ASSETS
Office furniture                                      581          581
Less: Accumulated depreciation                       (493)        (377)
-------------------------------------------------------------------------------

Total Fixed Assets                                     88          204
-------------------------------------------------------------------------------

Total Assets                                      $ 1,124        $ 204
-------------------------------------------------------------------------------





The accompanying notes are an integral part of these financial statements.

MAGNUM D'OR RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEET
AS AT SEPTEMBER 30,
-------------------------------------------------------------------------------

                                                    2004         2003
-------------------------------------------------------------------------------



LIABILITIES AND SHAREHOLDER EQUITY

CURRENT LIABILITIES
Bank indebtedness                               $   8,341        $  -
Accounts payable                                   26,397         61,443
Loans payable                                     533,364           -
-------------------------------------------------------------------------------

Total Current Liabilities                         568,102         61,443
-------------------------------------------------------------------------------

SHAREHOLDER EQUITY
Common stock, par value $.001, 160,000,000
 authorized, issued and outstanding
 - 135,992,370 (2003 - 80,000,000)                135,992         80,000

Preferred stock, par value $.001, 10,000,000
 authorized, issued and outstanding - 7,000,000     7,000          7,000

Common stock issuable(1,250,000)                    1,250            -

Additional paid in capital                      2,251,143      1,301,361

Deficit accumulated during development stage   (2,962,363)    (1,449,600)
-------------------------------------------------------------------------------

Total Shareholder Equity                         (566,978)       (61,239)
-------------------------------------------------------------------------------

Total Liabilities and Shareholder Equity          $ 1,124          $ 204
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

MAGNUM D'OR RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF OPERATIONS
-------------------------------------------------------------------------------
                                                                      From
                                                                    Inception
                                                                 (Sept 3, 1999)
                                 SEPTEMBER         SEPTEMBER      to September
                                 30, 2004          30, 2003         30, 2004
-------------------------------------------------------------------------------

REVENUE                           $   -           $    -          $     6,153
-------------------------------------------------------------------------------

OPERATING EXPENSES
Management and consulting fees    566,827           797,012         1,574,006
Web site development costs            -                -              887,110
Travel and promotion               65,198            15,551           164,342
Depreciation                           88               107            31,420
Exploration and development costs 694,338            20,000           714,338
Professional fees                  68,196            26,396           145,515
Purchase of option                 25,000               -              25,000
General and administrative         93,116            58,686           174,926
-------------------------------------------------------------------------------

Total Operating Expenses        1,512,763           917,752         3,716,657
-------------------------------------------------------------------------------

LOSS FROM OPERATIONS BEFORE
 UNUSUAL ITEM                  (1,512,763)         (917,752)       (3,710,504)


UNUSUAL ITEM
  Gain(loss) on settlement
      of debt                        -               96,383           132,301
-------------------------------------------------------------------------------

NET LOSS                     $ (1,512,763)       $ (821,369)     $ (3,578,203)
-------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
 - BASIC AND DILUTED          114,691,125       29,550,600
                            ====================================

LOSS PER SHARE - BASIC
 AND DILUTED                     $ (0.013)        $ (0.028)
                            ====================================

The accompanying notes are an integral part of these financial statements.

MAGNUM D'OR RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOWS
-------------------------------------------------------------------------------
                                                                      From
                                                                    Inception
                                                                 (Sept 3, 1999)
                                         SEPTEMBER    SEPTEMBER    to September
                                          30, 2004     30, 2003      30, 2004
-------------------------------------------------------------------------------

CASH FLOW FROM OPERATING ACTIVITIES
Net Loss                                $ (1,512,763) $(821,369)  $(3,578,203)
Adjustments to reconcile net loss to net
 cash used in operating activities
Stock issued for services and expenses       847,024    814,742     2,056,766
Spinoff of wholly-owned subsidiary             -        615,840       615,840
Depreciation                                      88        107        31,247
Loss on sale of software license               -           -           54,200
Issuance of preference shares                  -         (7,000)       (7,000)
Gain(loss) on settlement of debt - noncash
       portion                                 -          1,718           -
Foreign exchange adjustment                       28         50           28
Changes in assets and liabilities
 Increase in prepaid rent                     (1,036)      -           (1,036)
 Increase(decrease) in accounts payable      (35,046)    20,086        26,397
-------------------------------------------------------------------------------

                                             811,058  1,445,543     2,776,442
-------------------------------------------------------------------------------

Net Cash Provided by(Used in) Operating
 Activities                                 (701,705)   624,174      (801,761)
-------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
 Adjustment of stock re reverse split          -         (1,804)       (1,804)
 Issuance of  shares for cash                160,000      7,000       262,441
 Increase(decrease) in loans payable- net    533,364   (628,190)      533,364
-------------------------------------------------------------------------------

Net Cash Provided by(Used in) Financing
 Activities                                  693,364   (622,994)      794,001
-------------------------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES
 Disposal of fixed assets                      -           -           17,561
 Purchase of fixed assets                      -           -          (18,142)
-------------------------------------------------------------------------------

Net Cash Used in By Investing Activities       -           -             (581)
-------------------------------------------------------------------------------

Increase(Decrease) in Cash                    (8,341)      1,180       (8,341)

Cash and Cash Equivalents - Beginning of
     Period                                    -          (1,180)         -
-------------------------------------------------------------------------------

Cash and Cash Equivalents - End of
     period                                 $ (8,341)    $   -       $ (8,341)
-------------------------------------------------------------------------------

Supplementary Information
   Interest paid                            $    785     $  486      $  1,904
   Taxes paid                               $    -       $   -       $    -



The accompanying notes are an integral part of these financial statements.

MAGNUM D'OR RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CHANGES IN STOCKHOLDER EQUITY
FROM INCEPTION(SEPTEMBER 3, 1999) TO SEPTEMBER 30, 2004




                                                Common
                                          Shares       Amount
                                     -------------------------------------

Balance - September 3, 1999                    -        $    -

September 30, 1999
  Shares issued for cash                   8,861,300       8,861

  Shares issued for services               1,000,000       1,000

Net Loss - September 30, 1999                  -             -
-----------------------------------------------------------------------------

Balance - September 30, 1999               9,861,300       9,861

September 30, 2000
  Options issued for software
   license                                     -             -

Net Loss - September 30, 2000                  -             -
------------------------------------------------------------------------------

Balance - September 30, 2000               9,861,300       9,861

January 30, 2001
 2 for 1 stock split                       9,861,300       9,861

Net Loss - September 30, 2001                  -             -
------------------------------------------------------------------------------

Balance - September 30, 2001              19,722,600      19,722

Stock issued for services                 13,300,000      13,300

July 15, 2002
 Reverse stock split 1 for 50            (32,362,140)    (32,362)

Shares issued for services                 1,000,000       1,000

Shares issued to settle debt                 150,000         150

Net Loss - September 30, 2002                  -            -
---------------------------------------------------------------------------

Balance - September 30, 2002               1,810,460       1,810

October 21, 2002
 Reverse stock split 1 for 300            (1,804,276)     (1,804)

Stock issued for services and
 expenses                                 79,993,816      79,994

Spin off of wholly-owned
 subidiary                                     -            -

Issuance of preference shares                  -            -

Net Loss - September 30, 2003                  -            -
----------------------------------------------------------------------------

Balance - September 30, 2003              80,000,000    $ 80,000

Stock issued for services and
  expenses                                54,192,370      54,192

Stock issued for cash                      1,800,000       1,800

Net loss - September 30, 2004                  -            -
-----------------------------------------------------------------------------

Balance - September 30, 2004             135,992,370   $ 135,992
-----------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

MAGNUM D'OR RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CHANGES IN STOCKHOLDER EQUITY
FROM INCEPTION(SEPTEMBER 3, 1999) TO SEPTEMBER 30, 2004




                                                Common Shares    Addiitonal
                             Preference Shares    Issuable        Paid-In
                            Shares       Amount   Shares  Amount  Capital
                          ----------------------------------------------------

Balance - September 3, 1999      -            -      -      -        -

September 30, 1999
  Shares issued for cash         -            -      -             85,080

  Shares issued for services     -            -      -      -        -

Net Loss - September 30, 1999    -            -      -      -        -
-----------------------------------------------------------------------------

Balance - September 30, 1999     -            -      -      -     85,080

September 30, 2000
  Options issued for software
   license                       -            -      -      -     82,178

Net Loss - September 30, 2000    -            -      -      -        -
------------------------------------------------------------------------------

Balance - September 30, 2000     -            -      -      -     167,258

January 30, 2001
 2 for 1 stock split             -            -      -      -      (9,861)

Net Loss - September 30, 2001    -            -      -      -        -
------------------------------------------------------------------------------

Balance - September 30, 2001     -            -      -      -      157,397

Stock issued for services        -            -      -      -      371,700

July 15, 2002
 Reverse stock split 1 for 50    -            -     -       -       32,362

Shares issued for services       -            -     -       -        9,000

Shares issued to settle debt     -            -     -       -        1,350

Net Loss - September 30, 2002    -            -     -       -         -
------------------------------------------------------------------------------

Balance - September 30, 2002     -            -     -       -       571,809

October 21, 2002
 Reverse stock split 1 for 300   -            -     -       -         1,804

Stock issued for services and
 expenses                        -            -     -       -       734,748

Spin off of wholly-owned
 subidiary                       -            -     -       -            -

Issuance of preference shares 7,000,000    7,000    -       -        (7,000)

Net Loss - September 30, 2003    -            -     -       -            -
-------------------------------------------------------------------------------

Balance - September 30, 2003  7,000,000  $ 7,000    -       -   $ 1,301,361

Stock issued for services and
  expenses                       -            -  1,250,000 1,250    791,582

Stock issued for cash            -            -                     158,200

Net loss - September 30, 2004    -            -     -       -           -
------------------------------------------------------------------------------

Balance - September 30, 2004  7,000,000 $ 7,000  1,250,000$1,250$ 2,251,143
-------------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

MAGNUM D'OR RESOURCES INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CHANGES IN STOCKHOLDER EQUITY
FROM INCEPTION(SEPTEMBER 3, 1999) TO SEPTEMBER 30, 2004


                                                       Deficit
                                                     Accumulated
                                                     During the
                                                     Development
                                                        Stage        Totals
                                     ------------------------------------------

Balance - September 3, 1999                        $     -         $    -

September 30, 1999
  Shares issued for cash                                 -             93,941

  Shares issued for services                             -              1,000

Net Loss - September 30, 1999                           (12,197)      (12,197)
------------------------------------------------------------------------------

Balance - September 30, 1999                            (12,197)       82,744

September 30, 2000
  Options issued for software
   license                                                -            82,178

Net Loss - September 30, 2000                          (157,841)     (157,841)
-----------------------------------------------------------------------------

Balance - September 30, 2000                           (170,038)        7,081

January 30, 2001
 2 for 1 stock split                                      -              -

Net Loss - September 30, 2001                          (678,142)     (678,142)
------------------------------------------------------------------------------

Balance - September 30, 2001                           (848,180)     (671,061)

Stock issued for services                                 -           385,000

July 15, 2002
 Reverse stock split 1 for 50                             -              -

Shares issued for services                                -            10,000

Shares issued to settle debt                              -             1,500

Net Loss - September 30, 2002                           (395,891)    (395,891)
------------------------------------------------------------------------------

Balance - September 30, 2002                          (1,244,071)    (670,452)

October 21, 2002
 Reverse stock split 1 for 300                            -             -

Stock issued for services and
 expenses                                                 -           814,742

Spin off of wholly-owned
 subidiary                                               615,840      615,840

Issuance of preference shares                             -             -

Net Loss - September 30, 2003                           (821,369)    (821,369)
------------------------------------------------------------------------------

Balance - September 30, 2003                        $ (1,449,600)   $ (61,239)

Stock issued for services and
  expenses                                                -           847,024

Stock issued for cash                                     -           160,000

Net loss - September 30, 2004                         (1,512,763)  (1,512,763)
-------------------------------------------------------------------------------

Balance - September 30, 2004                        $ (2,962,363)   $(566,978)
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

                           MAGNUM D'OR RESOURCES INC.
                        (A Development Stage Enterprise)
                          Notes To Financial Statements
                               September 30, 2004

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

                           MAGNUM D'OR RESOURCES INC.
                        (A Development Stage Enterprise)
                          Notes To Financial Statements
                               September 30, 2004

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

                           MAGNUM D'OR RESOURCES INC.
                           (A Development Enterprise)
                          Notes To Financial Statements
                               September 30, 2004

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



                           MAGNUM D'OR RESOURCES INC.
                           (A Development Enterprise)
                          Notes To Financial Statements
                               September 30, 2004


Note 3 - Loans payable

     Advances from an officer and a shareholder are unsecured, non-interest bearing and are due on demand.

Note 4 - Income Taxes

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

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

         Deferred tax assets
            Net operating loss carryforwards                     $2,962,363
            Valuation allowance for deferred tax assets          (2,962,363)
         Net deferred tax assets                                $         -

     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of September 30, 2004, the Company had net operating loss carryforwards of approximately $2,962,363 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2016. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

Note 5 - Share Capital

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




                           MAGNUM D'OR RESOURCES INC.
                           (A Development Enterprise)
                          Notes To Financial Statements
                               September 30, 2004

Note 5 - Share Capital(continued)

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

     During the year ended September 30, 2004 the Company successfully completed a private placement raising $ 160,000 and issuing 1,800,000 for the cash received.

     During the year ended September 30, 2004 the Company issued a total of 54,192,370 shares for consulting fees and reimbursement of company expenses which equated to $ 845,774 in value.

Note 6 - Purchase of Option On Resource Property

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

                           MAGNUM D'OR RESOURCES INC.
                           (A Development Enterprise)
                          Notes To Financial Statements
                               September 30, 2004


Note 7 - Related Party Transactions

     The Company's president was paid $60,000 in administration fees and reimbursed for $ 225,703 in expenses during the year as follows:

                  General and administrative                  $    4,934
                  Exploration costs                               78,000
                  Professional fees                               19,042
                  Travel and promotion                            23,467
                  Rental deposit                                   1,036
                  Payment of opening accounts payable             62,459
                  Cash advances during year                       36,764



Note 8 - Going Concern

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company operations are in the development stage, the Company has generated no income, and has incurred losses of $2,962,363 in operations since inception.

     The future success of the Company is likely dependent on its ability to attain additional capital to develop its resource property and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.


Note 9 - Comparative Financial Statements

     The prior year's financial statements were prepared by another firm of accountants.

Note 10 - Other Commitments

     On September 10, 2004 the Company entered into an agreement for the Phase 2 exploration plan on the Khul Morit Property. The budget for the proposed work is estimated to be $439,540 according to the contract. As of September 30, 2004 no payments towards this contract had been made nor has any contract work commenced.

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


     Kenneth G. Sanders - BASc, P Eng. University of Toronto. As a mining geologist Mr. Sanders brings to the board fifty-three years experience in mining and mineral exploration.


     Charles K. F. Ming - Mr. Ming brings extensive financial and corporate experience with over 10 years of successful leadership in the gaming and mining business. Mr. Ming was a significant investor in both Gold Rush Gaming & Mining Corp., and Great Canadian Casino both public companies; where in the former, he served as Chairman. Mr. Ming is the principle of 'Charles Ming & Associates' an architectural and planning consultant company since 1989.



ITEM 10.  EXECUTIVE COMPENSATION

     No officer or director has received any cash remuneration from the Registrant.

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

     The registrant does not have a policy established for non-cash remuneration or reimbursement for Directors and Officers. The following table shows the stock that has been issued to the officers and directors of registrant:

Reno J. Calabrigo, CEO, President     7,580,816
and Director
John Yee, Secretary and Director      3,800,000
Charles Ming, Director                  700,000
Ken Sanders, Director                   900,000





ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of September 30, 2004, Registrant's outstanding common stock owned of record or beneficially by each executive officer and director and by each person who owned of record, or was known by Registrant to own beneficially, more than 5% of the Company's common stock and the shareholdings of all executive officers as a group.

Class                    Name and Address  Shares Owned  Percentage of Class

Reno J. Calabrigo, CEO, President             7,580,816            5.57%
and Director

John Yee, Director                            3,800,000            2.79%

Ken Sanders, Director                           900,000            0.67%

Charles Ming, Director                          700,000            0.51%



All executive officers
as a group(4 persons)                        12,980,816            9.54%










ITEM 12: Certain Relatiionships and Related Transactions.

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

     The registrant does not have a policy established for non-cash remuneration or reimbursement for Directors and Officers. The following table shows the stock that has been issued to the officers and directors of registrant:


Reno J. Calabrigo, CEO, President     7,580,816
Treasurer and Director
John Yee, Secretary and Director      3,800,000
Charles Ming, Director                  700,000
Ken Sanders, Director                   900,000


Item 13:  Index to Exhibits and reports on Form 8-K..


     The following list describes the exhibits filed as part of this Annual Report on Form 10-KSB.



Exhibit         Name                     Page

  3.1           Articles of Incorporation*
  3.2           Bylaws*
  10.1          Psygnosis Ltd. Contract*
  10.2          V-Store Agreement*
  23.1          Consent of Independent Auditors
  31.1          Certification
  31.2          Certification
  32.1          Certification
  32.2          Certification

* Previously submitted and incorporated by reference

Reports on Form 8-K

   Dated - February 13, 2004 - amendment to 2004 consulting agreement.



ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES


     Registrant paid the firm of Atkins & Russell, Certified Public Accountants, 5809 N. Grand Ave. Suite D, Oklahoma City, OK 73118, the amount of $5,750 for the year end 2003 review and audit.

     Registrant paid Jaspers, Hall PLC $ 5,500 for the current year's audit.

     Registrant does not have an audit committee.





                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                              MAGNUM D'OR RESOURCES, INC.

Dated:    January 3, 2005     /S/ Reno J. Calabrigo
                                   ------------------------
                              Reno J. Calabrigo, President, and Director

                                                      Exhibit 23.1



Independent Auditors' Consent
The Board of Directors
Magnum D'or Resources Inc.

     We consent to the incorporation on Form 10KSB with respect to our report dated December 28, 2004 of the balance sheets of Magnum D'or Resources Inc. Management Systems Inc. as of September 30, 2004 and 2003 and the related statements of operations, shareholders' equity and cash flows for the year ended September 30, 2004 and 2003 and for the period September 3, 1999(inception) to September 30, 2004.

Micheal Johnson & Company LLP
Denver Colorado
January 3, 2005







                              CERTIFICATIONS


                                                        Exhibit 31.1

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



Date: January 3, 2005                       /s/ Reno J. Calabrigo
                                            ------------------------
                                               Reno Calabrigo
                                               Chief Executive Officer
                                               President & Treasurer
                                              (Principal Executive Officer)

                                                        Exhibit 31.2


I, John Yee, certify that:

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


Date: January 3, 2005                       /s/ John Yee
      -----------------------              ------------------------
                                               John Yee, Director
                                                 & Secretary

                                                Exhibit 32.1

                 CERTIFICATE PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with the Annual Report on Form 10-KSB of Magnum D'or Resources Inc. (the "Corporation") for the year ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, the President and Chief Executive Officer of the Corporation certifies that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Corporation.

  /s/ Reno Calabrigo
-------------------------------
Reno Calabrigo
President and Chief Executive Officer
January 3, 2005

                                                Exhibit 32.2

                 CERTIFICATE PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with the Annual Report on Form 10-KSB of Magnum D'or Resources Inc. (the "Corporation") for the year ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, a Secretary of the Corporation certifies that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Corporation.

  /s/ John Yee
-------------------------------
John Yee
Director and Secretary
January 3, 2005