Form 10QSB
period 2004-12-31
MAGNUM DIOR RESOURCES INC
filed 2005-02-11
CIK 1099963

Unknown;

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the  number  of shares  outstanding  of each of the  Issuer's common equity as of the last practicable date: 155,708,322 shares.

Transitional Small Business Disclosure Format (check one) Yes    No X

----- ----

1

PART I

FINANCIAL INFORMATION

Item 1.

Financial Statements.

MAGNUM D’OR RESOURCES, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

THREE-MONTHS ENDED DECEMBER 31, 2004

(UNAUDITED)

1

ACCOUNTANT’S REVIEW REPORT

Board of Directors

Magnum d’Or Resources, Inc.

Oakville, On Canada

We have reviewed the accompanying consolidated balance sheet of Magnum d’Or Resources, Inc., (A Development Stage Company) as of December 31, 2004, and the related consolidated statement of operations for the three-months ended December 31, 2004 and 2003 and the period September 3, 1999 to December 31, 2004, and cash flows for the three-months ended December 31, 2004 and 2003 and the period September 3, 1999 to December 31, 2004 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended December 31, 2004.  These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants.  A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States and standards of the PCAOB, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of September 30, 2004 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein).  In report dated January 5, 2005, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2004 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

Michael Johnson & Co., LLC

Denver, CO

February 10, 2005

1

MAGNUM D'OR RESOURCES INC.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	December 31,	September 30,
	2004	2004
ASSETS:
Current assets:
Cash	$ 15	$ -
Prepaid Expenses	1,092	1,036

Total current assets	1,107	1,036
Fixed assets:
Office Furniture	581	581
Less Accumulated Depreciation	(522)	(493)

Total fixed assets	59	88

TOTAL ASSETS	$ 1,166	$ 1,124

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$ 390,582	$ 26,397
Notes Payable	97,919	541,705

Total Current Liabilities	488,501	568,102

TOTAL LIABILITIES	488,501	568,102

Stockholders' Equity:
Preferred Stock, $.001par value; 10,000,000 authorized,
7,000,000 issued and outstanding	7,000	7,000
Common Stock, $.001 par value; 160,000,000 authorized,
155,708,232 issued and outstanding at December, 2004	155,708	135,992
135,992,370 issued and outstanding at September, 2004
Common Stock issuable (1,250,000)	-	1,250
Additional paid-in capital	2,885,979	2,251,143
Deficit accumulated during the development stage	(3,536,022)	(2,962,363)

Total Stockholders' Equity (Deficit)	(487,335)	(566,978)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,166	$ 1,124

See Accountants’ Review Report.

1

MAGNUM D'OR RESOURCES, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

September 3, 1999
Three Months Ended	(Inception) to
December 31,	December 31,
	2004	2003	2004

Revenue:

Total Revenue	$ -	$ -	$ 6,153

Expenses:
Consulting fees	88,867	178,820	1,662,873
Exploration & development	438,541	101,650	1,152,879
Purchase of options	-	25,000	25,000
General & administrative	39,332	20,367	214,258
Travel & promotion	3,050	19,540	167,392
Professional fees	3,840	12,383	149,355
Depreciation	29	29	31,449
Websited development costs	-	-	887,110

Total Operating Expenses	573,659	357,789	4,290,316

Loss from Operations before unusual items	(573,659)	(357,789)	(4,284,163)

Unusual Items
Spin off of wholly-owned subsidiary	-	-	615,840
Gain (loss) on settlement of debt	-	-	132,301

Net Loss	$ (573,659)	$ (357,789)	$ (3,536,022)

Per Share Information:
Weighted Average Number of Common Stock
Shares Outstanding - Basic & Diluted	154,438,265	91,333,609

Net Income per Common Share	$ (0.004)	$ (0.00)

See Accountants’ Review Report.

1

MAGNUM D'OR RESOURCES INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
Indirect Method

September 3, 1999
Three-Months Ended	(Inception) to
December 31,	December 31,
	2004	2003	2004

Cash Flows from Operating Activities:
Net Loss	$ (573,659)	$ (357,689)	$ (4,151,862)
Stocks issued for compensation	158,867	175,820	2,215,633
Spin off of wholly-owned subsidiary	-	-	615,840
Depreciation	29	29	31,276
Loss on sale of software license	-	-	54,200
Issuance of preferred stock	-	-	(7,000)
Gain on settlement of debt - noncash portion	-	1,718	-
Foreign exchange adjustment	-	126	28
Adjustments to reconcile net loss to cash used in
operating activities:
(Increase) in prepaid expenses	(56)	(1,017)	(1,092)
Increase (decrease) in accounts payable	364,185	(19,673)	390,582

Net Cash Flows Used by Operations	(50,634)	(200,686)	(852,395)

Cash Flows from Investing Activities:
Disposal of fixed assets	-	-	17,561
Purchase of Assets	-	-	(18,142)

Net Cash Flows Used for Investing Activities	-	-	(581)

Cash Flows from Financing Activities:
Issuance of stock for cash	-	160,000	756,876
Proceeds paid to notes payable	58,990	167,184	97,919
Adjustment of stock reverse split	-	(1,804)	(1,804)

Net Cash Flows Used by Financing Activities	58,990	325,380	852,991

Net Increase (Decrease) in Cash	8,356	124,694	15

Cash and cash equivalents - Beginning of period	(8,341)	-	-

Cash and cash equivalents - End of period	$ 15	$ 124,694	$ 15

SUPPLEMENTARY INFORMATION
Interest Paid	$ 99	$ 55	$ 2,003
Taxes Paid	$ -	$ -	$ -

NON-CASH TRANSACTIONS
Common stock issued in exchange for services	$ 158,867	$ 175,820	$ 2,215,633

See Accountants’ Review Report.

1

1

MAGNUM D'OR RESOURCES, INC.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
(Unaudited)
Accumulated
	Additional	During the	Total
Preferred Stock	Common Stock	Paid-in	Development	Stockholders'
	# of Shares	Amount	# of Shares	Amount	Capital	Stage	Equity
Balance September 3, 1999	-	$ -	-	$ -	$ -	$ -	$ -
Issuance of stock for cash	-	-	8,861,300	8,861	85,080	-	93,941
Issuance of stock for compensation	-	-	1,000,000	1,000	-	-	1,000
Net Loss for Year	-	-	-	-	-	(12,197)	(12,197)

Balance - September 30, 1999	-	-	9,861,300	9,861	85,080	(12,197)	82,744
Options issued for software license	-	-	-	-	82,178	-	82,178
Net Profit for Year	-	-	-	-	-	(157,841)	(157,841)

Balance - September 30, 2000	-	-	9,861,300	9,861	167,258	(170,038)	7,081
2 for 1 stock split	-	-	9,861,300	9,861	(9,861)	-	-
Net Loss for Year	-	-	-	-	-	(678,142)	(678,142)

Balance - September 30, 2001	-	-	19,722,600	19,722	157,397	(848,180)	(671,061)
Issuance of stock for compensation	-	-	13,300,000	13,300	371,700	-	385,000
Reverse split 1 for 50	-	-	(32,362,140)	(32,362)	32,362	-	-
Issuance of stock for compensation	-	-	1,000,000	1,000	9,000	-	10,000
Issuance of stock for debt settlement	-	-	150,000	150	1,350	-	1,500
Net Loss for Year	-	-	-	-	-	(395,891)	(395,891)

Balance - September 30, 2002	-	-	1,810,460	1,810	571,809	(1,244,071)	(670,452)
Reverse split 1 for 300	-	-	(1,804,276)	(1,804)	1,804	-	-
Issuance of stock for compensation	-	-	79,993,816	79,994	734,748	-	814,742
Spin off of wholly-owned subsidiary	-	-	-	-	-	615,840	615,840
Issuance of preferred stock	7,000,000	7,000	-	-	(7,000)	-	-
Net Loss for Year	-	-	-	-	-	(821,369)	(821,369)

Balance - September 30, 2003	7,000,000	7,000	80,000,000	80,000	1,301,361	(1,449,600)	(61,239)
Issuance of stock for compensation	-	-	54,192,370	54,192	791,582	-	845,774
Issuance of stock for cash	-	-	1,800,000	1,800	158,200	-	160,000
Net Loss for Year	-	-	-	-	-	(1,512,763)	(1,512,763)

Balance - September 30, 2004	7,000,000	7,000	135,992,370	135,992	2,251,143	(2,962,363)	(568,228)
Issuance of stock for debt settlement	-	-	2,000,000	2,000	68,000	-	70,000
Issuance of stock for compensation	-	-	8,886,667	8,887	81,230	-	90,117
Issuance of stock for debt settlement	-	-	8,829,195	8,829	485,606	-	494,435
Net Loss for Period	-	-	-	-	-	(573,659)	(573,659)

Balance - December 31, 2004	7,000,000	$ 7,000	155,708,232	$ 155,708	$ 2,885,979	$ (3,536,022)	$ (487,335)

See Accountants’ Review Report.

MAGNUM D'OR RESOURCES INC.

(A Development Stage Enterprise)

Notes To Financial Statements

December 31, 2004

(Unaudited)

Note 1 – Presentation of Interim Information:

In the opinion of the management of Magnum d’Or Resources, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of December 31, 2004 and the results of operations for three-months ended December 31, 2004 and 2003 and the period September 1, 1999 to December 31, 2004, and cash flows for the three-months ended December 31, 2004 and 2003 and the period September 1, 1999 to December 31, 2004.  Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended September 30, 2004.

Note 2 – Going Concern:

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has not earned revenue from operation.  The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital or locate a merger candidate and ultimately, achieve profitable operations.  The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.  Management is seeking new capital to revitalize the Company.

1

Item 2.

Management's Discussion and Analysis or Plan of Operation.

(a) Plan of Operation.

The following  discussion and analysis  should be read in conjunction  with our unaudited financial statements dated December 31, 2004.

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

-

On November 13, 2002,  the Company  entered into an agreement to acquire an option to purchase 60% of a resource  property  known as the Shandi  Property in Shuteen, Mongolia.

-

On December 8, 2003 the Company entered into an option agreement to acquire a 100% interest in a mineral  license  representing  8,000  hectares  located in Bayanhongor Aimag, Mongolia

-

On September 10, 2004 the Company entered into an agreement for the Phase 2 exploration plan on the Khul Morit Property.

For the current  fiscal  year,  Magnum  d'Or  Resources,  Inc.  anticipates incurring a loss as a result of  organizational  expenses,  expenses  associated with  filing of this quarterly report  under  the  Securities  Act of 1933, and expenses  relating  to exploration and development of its interests in various mining  properties.  Magnum d'Or  Resources  Inc.  anticipates  that until these procedures  are  completed  it will not  generate  substantial  revenues and may continue to operate at a loss thereafter,  depending upon the when the exploration of the various mining properties is complete and ready for commercial production.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2004 reflects total assets of $ 1,167.

(b) Management's discussion and analysis of Financial Condition and

Results of Operations.

Management  is  currently  looking for the capital to complete its business objectives.  Negotiations  and exploration  are continuing.  We have received no commitments as yet. However, we have raised approximately $ 160,000 in a private placement and the President of the Company has advanced  approximately $ 327,000 in order to aid in paying for the costs  associated in developing the properties that we have an interest in as mentioned above.

1

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

Liquidity and Capital Resources

The  Registrant is a development  stage company and has had no revenues for the past three months.  The Company is in the process of raising money under a private placement and to-date has raised approximately $ 190,000.  Additionally the Company's chief executive officer has advanced or has paid for expenses on behalf of the Company approximately $ 327,000.  There is no assurance that the Company will raise additional funds or that any of the Company's management will continue to pay for expenses on behalf of the Company.

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

1

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

1

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

None

Item 2.

Changes in Securities

None

Item 3.

Defaults Upon Senior Securities

Not Applicable

Item 4.

Submission of Matters to a Vote of Securities Holders

None

Item 5.

Other Information

None

Item 6.        Exhibits and Reports on Form 8-K

(A)  EXHIBITS

NUMBER

DESCRIPTION

31 & 32

Certifications

(B) REPORTS ON FORM 8-K

None

1

SIGNATURES

In accordance  with the  requirements  of the Exchange Act, the  registrant caused this report to be signed on its behalf by the undersigned,  hereunto duly authorized.

MAGNUM D'OR RESOURCES INC.

February 11, 2005

s/s   Reno Calabrigo

-----------------------

Reno Calabrigo, President

February 11, 2005

s/s    John Yee

-----------------------

John Yee, Secretary

1

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

Dated: February 11, 2005    /s/ Reno Calabrigo

   -----------------------

Reno Calabrigo, Chief Executive Officer

Chairman of the Board

(Principal Executive Officer

1

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

Dated: February 11, 2005    /s/ John Yee

-----------------------

John Yee, Secretary

1

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In  connection  with the  Quarterly  Report of Magnum D'Or  Resources Inc a Nevada  corporation  (the  "Company"),  on Form  10-QSB for the  quarter  ending December  31, 2004 as filed with the  Securities  and Exchange  Commission  (the "Report"), I, Reno Calabrigo,  President and Chief Financial Officer of the Company,  certify,  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.  Section 1350), that to my knowledge:

1. The Report fully  complies  with the  requirements  of section  13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Reno Calabrigo

-------------------------------------------

Reno Calabrigo

President

February 11, 2005

1

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In  connection  with the  Quarterly  Report of Magnum D'Or  Resources Inc a Nevada  corporation  (the  "Company"),  on Form  10-QSB for the  quarter  ending December  31, 2004 as filed with the  Securities  and Exchange  Commission  (the "Report"),  I, John Yee,  Secretary, of the Company,  certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

1. The Report fully  complies  with the  requirements  of section  13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

   /s/ John Yee

-------------------------------------------

John Yee

Secretary

February 11, 2005

1