Form 10QSB
period 2005-03-31
MAGNUM DIOR RESOURCES INC
filed 2005-05-16
CIK 1099963

Unknown;

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

N/A

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the  number  of shares  outstanding  of each of the  Issuer's  common equity as of the last practicable date: 182,324,574 shares.

Transitional Small Business Disclosure Format (check one) Yes    No X

----- ----

PART I

FINANCIAL INFORMATION

Item 1.

Financial Statements.

MAGNUM D'OR RESOURCES INC.
(A Development Stage Company)
Balance Sheets
(Unaudited)
	March 31	September 30,
	2005	2004
ASSETS:		(Audited)
Current assets:
Cash	$ 8	$ -
Prepaid Expenses	1,316	1,036
Total current assets	1,324	1,036
Fixed assets:
Office Furniture	581	581
Less Accumulated Depreciation	(537)	(493)
Nel fixed assets	44	88

TOTAL ASSETS	$ 1,368	$ 1,124

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$ 261,698	$ 26,397
Notes Payable	86,272	541,705

Total Current Liabilities	347,970	568,102

TOTAL LIABILITIES	347,970	568,102
Stockholders' Equity:
Preferred Stock, $.001par value; 10,000,000 authorized,
7,000,000 issued and outstanding	7,000	7,000
Common Stock, $.001 par value; 200,000,000 authorized,
182,324,574 issued and outstanding at March, 2005	182,325	135,992
135,992,370 issued and outstanding at September, 2004
Common Stock issuable (1,250,000)	-	1,250
Additional paid-in capital	3,263,781	2,251,143
Deficit accumulated during the development stage	(3,799,708)	(2,962,363)
Total Stockholders' Equity (Deficit)	(346,602)	(566,978)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,368	$ 1,124

The accompanying notes form an integral part of these financial statements..

1

MAGNUM D'OR RESOURCES, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)
September 3, 1999
Three Months Ended	Six Months Ended	(Inception) to
March 31,	March 31,	March 31,
	2005	2004	2005	2004	2005

Revenue:

Total Revenue	$ -	$ -	$ -	$ -	$ 6,153

Expenses:
Consulting fees	247,500	188,642	336,367	367,462	1,910,373
Exploration & development	(1)	6,316	438,540	107,966	1,152,878
Purchase of options		-		25,000	25,000
General & administrative	10,168	20,871	49,500	41,238	224,426
Travel & promotion	-	33,001	3,050	52,542	167,392
Professional fees	6,004	21,402	9,844	33,685	155,359
Depreciation	15	15	44	44	31,464
Websited development costs	-	-	-	-	887,110

Total Operating Expenses	263,686	270,247	837,345	627,937	4,554,002

Loss from Operations before unusual items	(263,686)	(270,247)	(837,345)	(627,937)	(4,547,849)

Unusual Items
Spin off of wholly-owned subsidiary	-	-	-	-	615,840
Gain (loss) on settlement of debt	-	-	-	-	132,301

Net Loss	$ (263,686)	$ (270,247)	$ (837,345)	$ (627,937)	$ (3,799,708)

Per Share Information:
Weighted Average Number of Common Stock
Shares Outstanding - Basic & Diluted	163,216,439	97,946,440	163,216,439	97,946,440

Net Income per Common Share	$ (0.002)	$ (0.003)	$ (0.005)	$ (0.006)

The accompanying notes are an integral part of these financial statements.

1

MAGNUM D'OR RESOURCES, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

September 3, 1999
Six Months Ended	(Inception) to
March 31,	March 31,
	2005	2004	2005

Cash Flows from Operating Activities:
Net Loss	$ (837,345)	$ (627,937)	$ (3,799,708)
Stocks issued for compensation	276,980	551,102	1,989,920
Stocks issued for debt settlement	735,658	-	735,658
Spin off of wholly-owned subsidiary	-	-	615,840
Depreciation	44	44	31,291
Loss on sale of software license	-	-	54,200
Issuance of preferred stock	-	-	(7,000)
Gain on settlement of debt - noncash portion	-	1,718	-
Foreign exchange adjustment	-	135	28
Adjustments to reconcile net loss to cash used in
operating activities:
(Increase) in prepaid expenses	(280)	(317,725)	(1,316)
Increase (decrease) in accounts payable	235,301	(43,901)	261,698

Net Cash Flows Used by Operations	410,358	(436,564)	(119,389)

Cash Flows from Investing Activities:
Disposal of fixed assets	-	-	17,561
Purchase of Assets	-	-	(18,142)

Net Cash Flows Used for Investing Activities	-	-	(581)

Cash Flows from Financing Activities:
Issuance of stock for cash	-	270,000	35,510
Proceeds paid to notes payable	(402,009)	173,537	86,272
Adjustment of stock reverse split	-	(1,804)	(1,804)

Net Cash Flows Used by Financing Activities	(402,009)	441,733	119,978

Net Increase (Decrease) in Cash	8,349	5,169	8

Cash and cash equivalents - Beginning of period	(8,341)	-	-

Cash and cash equivalents - End of period	$ 8	$ 5,169	$ 8

SUPPLEMENTARY INFORMATION
Interest Paid	$ 150	$ 55	$ 2,003
Taxes Paid	$ -	$ -	$ -

NON-CASH TRANSACTIONS
Common stock issued in exchange for services	$ 276,980	$ 175,820	$ 1,989,920
Common stock issued for debt settlement	$ 735,658	$ -	$ 735,658

The accompanying notes are an integral part of these financial statements.

1

MAGNUM D'OR RESOURCES INC.

(A Development Stage Enterprise)

Notes To Interim Financial Statements

March 31, 2005

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

1

MAGNUM D'OR RESOURCES INC.

(A Development Stage Enterprise)

Notes To Interim Financial Statements

March 31, 2005

(Unaudited)

Note 2 - Summary of Significant Accounting Policies: (Continued)

Basis of Accounting(continued)

The  results of  operations  for the subject  periods  are not  necessarily indicative of the results for the entire year.

This  Quarterly  Report on Form 10-QSB is  qualified in its entirety by the information  included in the  Company's  Annual Report to the SEC on Form 10-KSB for the year  ended  September  30,  2004  including,  without  limitation,  the financial statements and notes therein.

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

1

MAGNUM D'OR RESOURCES INC.

(A Development Stage Enterprise)

Notes To Interim Financial Statements

March 31, 2005

(Unaudited)

Note 2 - Summary of Significant Accounting Policies: (Continued)

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

Recently Issued Accounting Standards

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN No. 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity.  FIN No. 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, which was issued in

January 2004.  Companies are required to apply FIN No. 46R to variable interests in variable interest entities (“VIEs”) created after December 31, 2003.  For variable interest in VIEs created before January 1, 2004, the Interpretation is applied beginning January 1, 2005.  For any Vies that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change.  If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE.  The Company does not have any interest in any VIE.

1

MAGNUM D'OR RESOURCES INC.

(A Development Stage Enterprise)

Notes To Interim Financial Statements

March 31, 2005

(Unaudited)

Note 2 - Summary of Significant Accounting Policies: (Continued)

Recently Issued Accounting Standards(continued)

In November 2004, the FASB issued SFAS No 151, Inventory Costs, an amendment of ARB No. 43, Chapter.  This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost, and wasted material (spoilage).  Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “. under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges.”  SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued.  The adoption of SFGAS No. 151 is not expected to have a material impact on the Company’s financial position and results of operations.

In December 2004, the FASB issued SFAS No 123(R)(revised 2004), Share-Based Payment” which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods after June 15, 2005.  The new standard will require entities to expense employee stock options and other share-based payments.  The new standard may be adopted in one of three ways – the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method.  The Company is evaluation how it will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.

In December 2004, the FASB issued SFAS No.153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.  The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged.  The guidance in that Opinion, however, included certain exceptions to that principle.  This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of SFAS No. 153 is not expected to have a material impact on the Company’s financial position and results of operations.

MAGNUM D'OR RESOURCES INC.

(A Development Stage Enterprise)

Notes To Interim Financial Statements

March 31, 2005

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

Deferred income taxes reflect the net tax effects of temporary  differences between the carrying  amounts of assets and liabilities for financial  reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

         Deferred tax assets

Net operating loss carryforwards             $3,799,708

Valuation allowance for deferred tax assets  (3,799,708)

    ---------

   Net deferred tax assets

   $     -

    =========

Realization  of deferred tax assets is dependent upon future  earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation  allowance.  As of March 31, 2005,  the  Company  had  net  operating  loss  carry forwards  of  approximately $3,799,708 for federal and state income tax purposes.  These  carry forwards,  if not utilized to offset  taxable  income begin to expire in 2016.  Utilization of the net operating  loss may be subject to substantial  annual  limitation due to the  ownership  change  limitations  provided by the  Internal  Revenue Code and similar state  provisions.  The annual limitation could result in the expiration of the net operating loss before utilization.

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

January 30, 2001.

MAGNUM D'OR RESOURCES INC.

(A Development Stage Enterprise)

Notes To Interim Financial Statements

March 31, 2005

(Unaudited)

Note 4 - Share Capital(continued)

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

During the year ended September 30, 2004 the Company successfully completed a private placement  raising $ 160,000 and issuing 1,800,000 common shares for the cash received.

During the year ended September 30, 2004 the Company issued a total of 54,192,370 shares for consulting fees and reimbursement of company expenses which equated to $ 845,774 in value.

For the period ended October 1, 2004 to December 31, 2004 the Company issued 2,000,000 shares to Rio Minerals as part satisfaction of its September 10, 2004 agreement which equated to $ 70,000.  8,866,667 shares were issued for consulting services totaling $ 88,667.

MAGNUM D'OR RESOURCES INC.

(A Development Stage Enterprise)

Notes To Interim Financial Statements

March 31, 2005

(Unaudited)

Note 4 - Share Capital(continued)

For the period ended October 1, 2004 to December 31, 2004 the Company issued a total of 8,829,195 to repay certain loans payable totaling $ 494,435.

For the period from January 1, 2005 to March 31, 2005, the Company amended its articles to increase the authorized share capital to 200,000,000 common shares with a par value of $.001.

During the period from January 1, 2005 to March 31, 2005, the Company issued a total of 21,750,000 S-8 stock to consultants to the Company for a total monetary value of $ 217,500.  The Company also issued an additional 4,866,342 shares to individuals to repay monies advanced by these individuals.

Note 5 – Other Commitments

On September 10, 2004 the Company entered into an agreement for the Phase 2 exploration plan on the Khul Morit Property.  The budget for the proposed work is estimated to be $439,540 according to the contract.

The Company has paid $ 180,592 towards this liability.  Accounts payable includes $ 258,948 owing to Rio Minerals.

Note 6 - Related Party Transactions

The  Company's  president  has advanced a total of $ 58,613 to the Company for which advances are unsecured,  non-interest  bearing and have no fixed terms of repayment.  Included in general and administrative  expenses is a charge of $30,000 by the Company's president for his services..

Note 7 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company operations are in the development stage, the Company has  generated no income,  and has incurred  losses of $3,799,708 in operations since inception.

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

1

Item 2.

Management's Discussion and Analysis or Plan of Operation.

(a) Plan of Operation.

The following  discussion and analysis  should be read in conjunction  with our unaudited financial statements dated March 31, 2005.

Results of Operations

     During the period from September 3, 1999,  (inception) through Msrch 31,

2005, we have accomplished the following:

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

Liquidity and Capital Resources

Our balance sheet as of March 31, 2005 reflects total assets of $ 1,368.

(b) Management's discussion and analysis of Financial Condition and

Results of Operations.

Management  is  currently  looking for the capital to complete its business objectives.  Negotiations  and exploration  are continuing.  We have received no commitments as yet. However, we have raised approximately $ 160,000 in a private placement and the President of the Company has advanced  approximately $ 386,000 in order to aid in paying for the costs  associated in developing the properties that we have an interest in as mentioned above.

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

Liquidity and Capital Resources

The  Registrant is a development  stage company and has had no revenues for the past six months.  The Company is in the process of raising money under a private placement and to-date has raised approximately $ 190,000.  Additionally the Company's chief executive officer has advanced or has paid for expenses on behalf of the Company approximately $ 386,000.  There is no assurance that the Company will raise additional funds or that any of the Company's management will continue to pay for expenses on behalf of the Company.

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

MAGNUM D'OR RESOURCES INC.

May 16, 2005

s/s   Reno Calabrigo

-----------------------

Reno Calabrigo, President

May 16, 2005

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

Dated: May 16, 2005    /s/ Reno Calabrigo

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

Dated: May 16, 2005    /s/ John Yee

-----------------------

John Yee, Secretary

1

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In  connection  with the  Quarterly  Report of Magnum D'Or  Resources Inc a Nevada  corporation  (the  "Company"),  on Form  10-QSB for the  quarter  ending March 31, 2005 as filed with the  Securities  and Exchange  Commission  (the "Report"), I, Reno Calabrigo,  President and Chief Financial Officer of the Company,  certify,  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.  Section 1350), that to my knowledge:

1. The Report fully  complies  with the  requirements  of section  13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Reno Calabrigo

-------------------------------------------

Reno Calabrigo

President

May 16, 2005

1

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In  connection  with the  Quarterly  Report of Magnum D'Or  Resources Inc a Nevada  corporation  (the  "Company"),  on Form  10-QSB for the  quarter  ending March 31, 2005 as filed with the  Securities  and Exchange  Commission  (the "Report"),  I, John Yee,  Secretary, of the Company,  certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

1. The Report fully  complies  with the  requirements  of section  13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

   /s/ John Yee

-------------------------------------------

John Yee

Secretary

May 16, 2005

1