Form 10QSB
period 2005-06-30
MAGNUM DIOR RESOURCES INC
filed 2005-08-19
CIK 1099963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM l0-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from __________to _________ Commission file number: 000-31849

                           Magnum d'Or Resources, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Nevada                             98-0215222
--------------------------------------------------------------------------------
  (State or other jurisdiction of       (IRS Employer Identification No.)
   incorporation or organization)


         239 Church Street, Suite 200, Oakville, Ontario L6J 1N4, Canada
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  905.842.5515
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 15, 2005, the latest practicable date: 199,667,370 shares

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [x]

                           MAGNUM D'OR RESOURCES, INC.

                                      INDEX

 PART I: FINANCIAL INFORMATION

 Item 1: Unaudited Financial Statements:

              Balance Sheet as of June 30, 2005 (unaudited)                    3

              Statements of Operations for the Three
              and Nine Month Periods Ended June 30, 2005 and 2004,
              and from Inception to June 30, 2005 (unaudited)                  5

              Statements of Cash Flows for the Nine
              Months Ended June 30, 2005, and 2004,
              and from Inception to June 30, 2005 (unaudited)                  6

              Notes to the Financial Statements (unaudited)                    8

 Item 2 Management's Discussion and Analysis or Plan of Operations            17

 Item 3 Controls and Procedures                                               22

 PART II OTHER INFORMATION

 Item 1 Legal Proceedings                                                     22

 Item 2 Unregistered Sales of Equity Securities and Use of Proceeds           22

 Item 3 Defaults upon Senior Securities                                       22

 Item 4 Submission of Matters to a Vote of Security Holders                   23

 Item 5 Other Information                                                     23

 Item 6 Exhibits and Reports on Form 8-K                                      23

 Signatures                                                                   23

PART I. FINANCIAL INFORMATION


ITEM 1. UNAUDITED FINANCIAL STATEMENTS

                           MAGNUM D'OR RESOURCES, INC.
                         (A MINING EXPLORATION COMPANY)

                                  BALANCE SHEET
                                  JUNE 30, 2005
                                   (Unaudited)


ASSETS:
Current assets:
   Cash                                                             $       426
   Prepaid Expenses                                                       1,316
                                                                    -----------

      Total current assets                                                1,742
                                                                    -----------

Fixed assets:
     Office Furniture                                                       581
     Less Accumulated Depreciation                                         (552)
                                                                    -----------

      Total fixed assets                                                     29
                                                                    -----------

TOTAL ASSETS                                                        $     1,771
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                                 $   152,658
   Amount due to stockholder                                             30,067
                                                                    -----------

Total Current Liabilities                                               182,725
                                                                    -----------

TOTAL LIABILITIES                                                       182,725
                                                                    -----------

Stockholders' Equity:
Preferred Stock, $.0001 par value: 10,000,000 authorized,
    7,000,000 issued and outstanding                                        700
Common Stock, $.001 par value; 200,000,000 authorized,
    194,167,370 issued and outstanding                                  194,168
Additional paid-in capital                                            4,523,415
Deficit accumulated during the development stage                     (4,899,237)
                                                                    -----------

Total Stockholders' (Deficit)                                          (180,954)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $     1,771
                                                                    ===========

See the summary of significant accounting policies and notes to the financial statements.

                           MAGNUM D'OR RESOURCES, INC.
                         (A MINING EXPLORATION COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                September 3, 1999
                                                    Three Months Ended                Nine Months Ended           (Inception) to
                                                          June 30,                         June 30,                  June 30,
                                              ------------------------------    ------------------------------    -------------
                                                   2005             2004             2005             2004             2005
                                              -------------    -------------    -------------    -------------    -------------
Revenue:
      Total Revenue                           $          --    $          --    $          --    $          --    $       6,153
                                              -------------    -------------    -------------    -------------    -------------

Expenses:
   Mining exploration costs                         271,696          606,206        1,820,825        1,106,634        4,134,169
   Website development costs                             --               --               --               --          887,110
   General and administrative expenses               53,596           44,188          115,990          171,653          600,773
   Depreciation                                          15               14               59               58           31,479
                                              -------------    -------------    -------------    -------------    -------------

Total Operating Expenses                            325,307          650,408        1,936,874        1,278,345        5,653,531
                                              -------------    -------------    -------------    -------------    -------------

(Loss) from Operations before unusual items        (325,307)        (650,408)      (1,936,874)      (1,278,345)      (5,647,378)
                                              -------------    -------------    -------------    -------------    -------------

Unusual Items
   Spin  off of wholly-owned subsidiary                  --               --               --               --          615,840
   Gain (loss) on settlement of debt                     --               --               --               --          132,301
                                              -------------    -------------    -------------    -------------    -------------

Net (Loss)                                    $    (325,307)   $    (650,408)   $  (1,936,874)   $  (1,278,345)   $  (4,899,237)
                                              =============    =============    =============    =============    =============

Per Share Information:
   Weighted  Average Number of Common Stock
   Shares Outstanding - Basic & Diluted         183,445,079      108,001,304      170,778,542      108,001,304
                                              =============    =============    =============    =============

Net Income per Common Share                   $      (0.002)   $      (0.006)   $      (0.011)   $      (0.012)
                                              =============    =============    =============    =============


See the summary of significant accounting policies and notes to the financial statements.

                           MAGNUM D'OR RESOURCES, INC.
                         (A MINING EXPLORATION COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                  September 3, 1999
                                                                   Nine Months Ended               (Inception) to
                                                                        June 30,                       June 30,
                                                            -----------          -----------          -----------
                                                               2005                 2004                 2005
                                                            -----------          -----------          -----------
Cash Flows from Operating Activities:
Net Loss                                                    $(1,936,374)         $(1,278,345)         $(5,128,817)
Stocks issued for compensation                                1,322,396              713,602            3,265,417
Stocks issued for debt settlement                               954,917                   --              954,917
Spin off of wholly-owned subsidiary                                  --                   --              615,840
Depreciation                                                         59                   58               31,306
Loss on sale of software license                                     --                   --               54,200
Issuance of preferred stock                                          --                   --               (7,000)
Gain on settlement of debt - noncash portion                         --                1,718                   --
Foreign exchange adjustment                                          --                  122                   29
  Adjustments to reconcile net loss to cash used in
   operating activities:
   (Increase) in prepaid expenses                                  (280)                (978)              (1,316)
   Increase (decrease) in accounts payable                      126,262              (43,901)             152,658
                                                            -----------          -----------          -----------

Net Cash Flows Used by Operations                               466,980             (607,724)             (62,766)
                                                            -----------          -----------          -----------

Cash Flows from Investing Activities:
    Disposal of fixed assets                                         --                   --               17,561
    Purchase of Assets                                               --                   --              (18,142)
                                                            -----------          -----------          -----------

Net Cash Flows Used for Investing Activities                         --                   --                 (581)
                                                            -----------          -----------          -----------

Cash Flows from Financing Activities:
   Issuance of stock for cash                                        --              270,000              370,818
   Proceeds (payments) to notes payable                        (466,554)              84,600             (565,076)
   Advances from officer                                             --              259,835              259,835
   Adjustment of stock reverse split                                 --               (1,804)              (1,804)
                                                            -----------          -----------          -----------

Net Cash Flows Used by Financing Activities                    (466,554)             612,631               63,773
                                                            -----------          -----------          -----------

Net Increase (Decrease) in Cash                                     426                4,907                  426
                                                            -----------          -----------          -----------

Cash and cash equivalents - Beginning of period                      --                   --                   --
                                                            -----------          -----------          -----------

Cash and cash equivalents - End of period                   $       426          $     4,907          $       426
                                                            ===========          ===========          ===========

SUPPLEMENTARY INFORMATION
   Interest Paid                                            $        83          $       471          $     2,086
                                                            ===========          ===========          ===========
   Taxes Paid                                               $        --          $        --          $        --
                                                            ===========          ===========          ===========

NON-CASH TRANSACTIONS
     Common stock issued in exchange for services           $ 1,322,396          $   713,602          $ 2,069,920
                                                            ===========          ===========          ===========
     Common stock issued for debt settlement                $   954,917          $        --          $   954,917
                                                            ===========          ===========          ===========

See the summary of significant accounting policies and notes to the financial statements.

                           MAGNUM D'OR RESOURCES INC.
                         (A Mining Exploration Company)

                          Notes to Financial Statements

                                  June 30, 2005
                                   (Unaudited)

Note 1 - General

         Nature of Business

         Magnum d'Or Resources,Inc. (the "Company") was incorporated on September 3, 1999 under the laws of the State of Nevada. The Company is a mining resource company focused on the exploration and advancement of premium base and precious metal assets, primarily in Mongolia. The Company is currently exploring four properties in Mongolia whereon it has options to earn 100% of the mineral rights and to purchase the royalties outright.

         In April 2003, the Company spun off is wholly-owned subsidiary Progolftournaments.com Inc.

         The Company's fiscal year end is September 30.

Note 2 - Summary of Significant Accounting Policies:

         Basis of Presentation - Mining Exploration Company

         The Company has not earned any revenue from its limited principal operations. Accordingly, the Company's activities have been accounted for as those of a "Mining Exploration Company" and reports its result in compliance with the requirements of Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a Mining Exploration Company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

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

         The results of operations for the subject periods are not necessarily indicative of the results of the Company for the entire year.

         This Quarterly Report on Form 10-QSB is qualified in its entirety by the information included in the Company's Annual Report to the U.S. Securities and Exchange Commission on Form 10-KSB for the year ended September 30, 2004, including, without limitation, the financial statements and notes therein.

         Significant accounting principles followed by the Company and the methods of applying those principles, which materially affect the determination of financial position and cash flows are summarized below.

         Foreign Currency Adjustments

         The Company's functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Income statement accounts are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in current results of operations. Gains and losses resulting from foreign currency transactions are also included in current results of operations.

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

                  Office Furniture                   5 years

         Mining Exploration Costs

         In accordance with the views expressed by the U.S. Securities and Exchange Commission in "Current Accounting and Disclosure Issues in the Extractive Industry", the Company expenses mining exploration costs as they are incurred.

         Adjustment of Year to Date Expenses

         Certain stock transactions for services incurred in prior quarters have been restated in these financial statements to reflect fair market value of the stock issued at the time of the transaction. The Company intends to amend its December 31, 2004 and March 31, 2005 Form 10 QSB quarterly reports to properly reflect this repricing of these stock transactions.

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

         Fair Value of Financial Instruments

         The carrying amount of cash, deposits, and accounts payable are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

         Recently Issued Accounting Standards

         In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN No. 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", which was issued in January 2004. Companies are required to apply FIN No. 46R to variable interests in variable interest entities ("VIEs") created after December 31, 2003. For variable interest in VIEs created before January 1, 2004, the Interpretation is applied beginning January 1, 2005. For any Vies that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The Company does not have any interest in any VIE.

In November 2004, the FASB issued SFAS No 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the productivity and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The adoption of SFAS No. 151 is not expected to have a material impact on the Company's financial position and results of operations.

         In  December  2004,  the  FASB  issued  SFAS No  123(R)(revised  2004),
Share-Based Payment" which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods after June 15, 2005. The new standard will require entities to expense employee stock options and other share-based payments. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. The Company is evaluating how it will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.

         In December 2004, the FASB issued SFAS No.153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's financial position and results of operations.

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

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

         Deferred tax assets:

         Net operating loss carryforwards                            $1,573,000
         Valuation allowance for deferred tax assets                 (1,573,000)
                                                                     ----------
         Net deferred tax assets                                     $        -
                                                                     ==========

         Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of June 30, 2005, the Company had net operating loss carry forwards of approximately $3,933,320 for federal and state income tax purposes. These carry forwards, if not utilized to offset taxable income begin to expire in 2016. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

Note 4 - Option Agreements

         In December of 2002, the Company entered into an option agreement to acquire up to a 100% mineral rights interest in approximately 50,000 hectares (125,000 acres) located approximately 48.5 km north of Shuteen, Mongolia. 60% of this interest was earned by the issuance of 1,200,000 shares of common stock, the payment of $17,500 to the grantor, commitment to spending $75,000 on exploration costs within twelve months of executing the agreement, and paying $5,200 in annual license fees. The remaining 40% was acquired by spending an additional $300,000 on exploration and development costs, the issuance of 300,000 additional shares of the Company's common stock, and the payment of $75,000 to the licensor. These mineral rights interests are subject to a 1.5% net smelter returns royalty.

         In December of 2003 the Company entered into an option agreement to acquire up to a 100% interest in a mineral license representing approximately 8,000 hectares (19,768 acres) located in Bayanhongor Aimag of Mongolia. Terms of this option call for the company to spend $100,000 in exploration costs, made an initial cash payment of $25,000 and issued 2,000,000 shares of common stock to the grantor. This license is subject to a 1.5% net smelter return royalty which the Company has the option to purchase outright for $1,000,000. As of June 30, 2005, the Company has satisfied all of the terms of this option agreement other than the acquisition of the net smelter return royalty.

Note 5 - Share Capital

         During the year ended September 30, 2003, the Company issued a total of 7,000,000 preferred shares to the Company's president for $7,000. Each preferred share carrying voting rights equal to 20 to 1 as compared to the common share votes or 140 million shares of voting rights. The preferred stock is nonconvertible.

         During the year ended September 30, 2004, the Company received $160,000 in loans. Subsequently, the loans were converted into 1,800,000 shares of common stock of the Company.

         During the year ended September 30, 2004, the Company issued a total of 54,192,370 shares for consulting fees and reimbursement of Company expenses which were valued at $845,774.

         During the period October 1, 2004 through December 31, 2004, the Company issued 2,000,000 shares to Rio Minerals Limited as part satisfaction of its September 10, 2004 agreement which were valued at $70,000. 8,886,667 shares of common stock of the Company were issued for consulting services valued at $311,033.

         During the period October 1, 2004 through December 31, 2004, the Company issued a total of 8,829,195 shares to repay certain loans payable totaling $494,435.

         During the from January 1, 2005 through March 31, 2005, the Company amended its Articles of Incorporation to increase the authorized share capital to 200,000,000 common shares with a par value of $.001.

         During the period from January 1, 2005 to June 30, 2005, the Company issued a total of 29,750,000 shares of common stock to consultants to the Company for a total monetary value of $1,041,250. The Company also issued an additional 8,709,138 shares of common stock to individuals to repay monies advanced by these individuals in the amount of $720,708.

Note 6 - Other Commitments

         On September 10, 2004, the Company entered into an agreement for the Phase 2 exploration plan on the Khul Morit Property. The budget for the proposed work is estimated to be $439,540 according to the contract.

         The Company has paid $303,904 towards this liability. Accounts payable includes $135,636 owing to Rio Minerals Limited.


Note 7 - Related Party Transactions

         The Company's president has advanced a total of $30,067 to the Company as of June 30, 2005, for which advances are unsecured, non-interest bearing and have no fixed terms of repayment. Included in general and administrative expenses is a charge of $45,000 by the Company's president for his services.

Note 8 - Going Concern

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company operations are in the development stage. The Company has generated no income and has incurred losses of $4,898,736 in operations since inception.

         The future success of the Company is likely dependent on its ability to attain additional capital to develop its resource properties and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

Note 9 - Subsequent Events


         On July 8, 2005, the Company entered into a Joint Venture Agreement with Placer Dome International Limited. The Agreement specifies a two and a half year period during which Placer Dome will have the option to earn a 60% interest in the Khul Morit (copper and gold) property by expending $1,000,000. The Khul Morit property is located in South-Central Mongolia and consists of approximately 494 hectares (1,220 acres). Placer Dome may earn an additional 20% interest with the completion of a feasibility study on the Khul Morit property. Given that a positive development decision is made, Placer Dome will be responsible to expend 80% of the production costs, and Magnum will be responsible for the remaining 20% of the costs. If either party does not fulfil its obligations, the alternate party will take ownership of 100% of the property.

         Placer Dome is recognized internationally as one of the largest mining companies in the world.

         Assay tests from the 2004 drill program on the Khul Morit are currently being processed, and the Company expects the results shortly.

Item 2. Management's Discussion and Analysis Of Financial Condition or Results Of Operations

Forward-looking Information

         This quarterly report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. See our annual reports on Form 10-KSB for the years ended September 30, 2004 and 2003.

         Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

General

         The following discussion and analysis summarizes the results of operations of Magnum d'Or Resources, Inc. ("Magnum", the "Company" or "we") for the three month and nine month periods ended June 30, 2005.

         Magnum is a mining exploration and development company that holds a portfolio of exploration and development properties in Mongolia. We currently focus our resources primarily on the development and financing of our Mongolian properties. At present, none of our properties are in production and, consequently, we have no current operating income.

Overview

         During the nine month period ended June 30, 2005, the Company has commenced and completed a substantial drilling program on its Khol Morit copper/gold property in Mongolia. The work was conducted by Rio Minerals Limited. of Vancouver, British Columbia, a company specializing in mineral exploration and development. The results of the work proved to be encouraging enough to lead to a joint venture agreement with Placer Dome International Limited in July 2005. This joint venture agreement specifies a 2 1/2 year period during which Placer Dome will have the option to earn a 60% interest in the Khol Morit property by expending $1,000,000.

         The Khol Morit property is located in South Central Mongolia and consists of approximately 494 hectares. Placer Dome may earn an additional 20% ownership interest with the completion of a feasibility study on the Khol
Morit property. Given that a positive development decision is made, Placer Dome will be responsible to expend 80% of the production costs and Magnum will be responsible for the remaining 20% of the costs. If either party does not fulfill its obligations, the alternate party will take ownership of 100% of the property.

Results of Operations

Comparison of the Three Months Ended June 30, 2005 and 2004

         For the three month period ended June 30, 2005 compared to the three month period ended June 30, 2004, Magnum had a net loss of $325,307 and $650,408, respectively, a decrease of approximately 50%.

         Mining exploration costs decreased 55% to $271,696 during the three month period ended June 30, 2005 as compared to $606,206 for the comparable period in 2004.

         General and administrative expenses increased 21% to $53,596 during the three month period ended June 30, 2005 as compared to $44,188 for the comparable period in 2004.

Comparison of the Nine Months Ended June 30, 2005 and 2004

         Magnum anticipates incurring a loss as a result of exploration and development expenses, and expenses associated with the operations of the Company. The Company does not anticipate any revenue in the near future until its mineral interests have reached the point of economic viability. Additional expenditures are necessary to determine if any future revenues will be generated from these properties.

         For the nine month period ended June 30, 2005 compared to the nine month period ended June 30, 2004, Magnum had a net loss of $1,936,373 to $1,278,345, respectively, a 66% increase in net loss.

         Mining exploration costs increased 64% to $1,820,324 during the nine month period ended June 30, 2005 as compared to $1,106,634 for the comparable period in 2004.

         General and administrative expenses decreased 32% to $115,990 during the nine months ended June 30, 2005 as compared to $171,653 for the comparable period in 2004.

Liquidity and Capital Resources

         At June 30, 2005, the Company had current assets of $1,742, a working capital deficit of $180,983 and had $466,980 of net cash provided by operations during the nine months ended June 30, 2005.

         The Company's working capital deficit was $180,983 at June 30, 2005, compared to a working capital deficit of $567,066 at September 30, 2004. The change in the working capital deficit is due to the reduction of notes payable.

         Magnum must rely on corporate officers, directors and outside investors in order to meet its budget for further exploration. If Magnum is unable to obtain financing from any of one of these aforementioned sources, the Company would not be able to complete its financial obligations regarding the exploration and development of its Mongolian properties or to continue as a going concern.

         Subsequent to June 30, 2005, Rio Minerals Limited has agreed to accept $50,000 and 600,000 shares of the Company's Common Stock in lieu of $135,636 owing to it.

         Management is currently looking for the capital to complete our corporate objectives. Magnum expects to carry out its plan of business. In addition, we may engage in joint mining activities with businesses, such as the Placer Dome Agreement. The Company cannot predict the extent to which its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by its operating losses. The Company has not engaged in discussions concerning potential business combinations.

         Limited commitments to provide additional funds have been made by management and other shareholders. We cannot provide any assurance that any additional funds will be made available on acceptable terms or at all.

         Magnum will continue to work towards the exploration and development of its various copper/gold properties in Mongolia.

Summary of Significant Accounting Policies

Basis of Presentation - Mining Exploration Company

         The Company has not earned any revenue from its limited principal operations. Accordingly, the Company's activities have been accounted for as those of a "Mining Exploration Company" and reports its result in compliance with the requirements of Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a Mining Exploration Company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

Basis of Accounting

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States. Even though these interim financial statements may not include all of the footnotes necessary for a comprehensive presentation of financial position and results of operations, in the opinion of management, these interim financial statements include all adjustments necessary in order to make them not misleading.

         The results of operations for the subject periods are not necessarily indicative of the results for the entire year.

         This quarterly report on Form 10-QSB is qualified in its entirety by the information included in the Company's annual report on Form 10-KSB for the year ended September 30, 2004, including without limitation, the financial statements and notes therein.

         Significant accounting principles followed by the Company and the methods of applying those principles, which materially affect the determination of financial position and cash flows are summarized below.

Foreign Currency Adjustments

         The Company's functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Income statement accounts are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in current results of operations. Gains and losses resulting from foreign currency transactions are also included in current results of operations.

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

         Office Furniture                               5 years

Mining Exploration Costs

         In accordance with the views expressed by the Securities and Exchange Commission in "Current Accounting and Disclosure Issues in the Extractive Industry", the Company expenses mining exploration costs as they are incurred.

Adjustment of Year to Date Expenses

         Certain stock transactions for services incurred in prior quarters have been restated in these financial statements to reflect fair market value of the stock issued at the time of the transaction. The Company intends to amend its December 31, 2004 and March 31, 2005 Forms 10 QSB to properly reflect this repricing of these stock transactions.

Income Taxes

     The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse.

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

Fair Value of Financial Instruments

         The carrying amount of cash, deposits, and accounts payable are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Recently Issued Accounting Standards

         In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN No. 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", which was issued in January 2004. Companies are required to apply FIN No. 46R to variable interests in variable interest entities ("VIEs") created after December 31, 2003. For variable interest in VIEs created before January 1, 2004, the Interpretation is applied beginning January 1, 2005. For any Vies that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The Company does not have any interest in any VIE.

         In November 2004, the FASB issued SFAS No 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the productivity and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The adoption of SFAS No. 151 is not expected to have a material impact on the Company's financial position and results of operations.

         In December 2004, the FASB issued SFAS No 123(R)(revised 2004), Share-Based Payment" which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods after June 15, 2005. The new standard will require entities to expense employee stock options and other share-based payments. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. The Company is evaluating how it will adopt the standard and evaluating the effect that the adoption of SFAS 123(R) will have on our financial position and results of operations.

         In December 2004, the FASB issued SFAS No.153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's financial position and results of operations.

Commitments

On September 10, 2004, the Company entered into an agreement for the phase two exploration plan on the Khol Morit property. The budget for the proposed worked is estimated to be $439,540 according to the contract with Rio Minerals Limited. The Company has paid $303,904 towards this liability. Accounts payable includes $135,636 owing to Rio Minerals Limited which will be resolved by the issuance of 600,000 shares of the Company's Common Stock and payment of $50,000 to Rio Minerals Limited.

                           PART II - OTHER INFORMATION

Item 1   Legal Proceedings

         N/A

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds

         N/A

Item 3   Defaults Upon Senior Securities

         N/A

Item 4   Submission of Matters to a Vote of Security Holders

         N/A

Item 5   Other Information

         N/A
Item 6   Exhibits and Reports on Form 8-K

(a)      Exhibits.

         (3)(i) Articles of Incorporation of the Company are incorporated herein by reference to the Form S-1 registration statement of the Company filed on December 31, 1999 by Progolftournaments.com

         (3)(ii) Certificate of Amendment to Articles of Incorporation of the Company is incorporated herein by reference to the Form 8-K current report of the Company filed April 6, 2001, by Progolftournaments.com

         (3)(iii) Certificate of Amendment to Articles of Incorporation of the Company filed in the State of Nevada on October 14, 2002.

         (3)(iv) Certificate of Amendment to Articles of Incorporation of the Company filed in the State of Nevada on October 21, 2003.

         (3)(v) ByLaws of the Company are incorporated herein by reference to the second exhibit to the Form S-1 registration statement by Progolftournaments.com on December 31, 1999.


         10.1 2005 Stock Option, SAR and Stock Bonus Consultant Plan of the Company is incorporated herein by reference to Exhibit 10.1 to the Form S-8 registration statement of the Company filed on January 10, 2005 (File No. 333-121949).

         10.2 2005-A Stock Option, SAR and Stock Bonus Consultant Plan of the Company is incorporated herein by reference to Exhibit
                  10.1 to the Form S-8 registration statement of the Company filed on March 24, 2005 (File No. 333-123543).

         10.3 2005-B Stock Option, SAR and Stock Bonus Consultant Plan of the Company is incorporated herein by reference to Exhibit
                  10.1 to the Form S-8 registration statement of the Company filed on June 27, 2005 (File No. 333-126160).

         10.4 Agreement letter dated July 8, 2005, between the Company and Placer Dome International Limited regarding Khul Morit Tenements property in Mongolia is incorporated herein by reference to Exhibit 10.1 to the Form 8-K current report of the Company filed on July 21, 2005.

         10.5 Option to purchase mineral rights on Shandi property in Mongolia with Ton Fei Fred Tham dated November 13,2002.

         10.6 Revisions/additions to option agreement dated July 31, 2002, with Ton Fei Fred Tham dated November 13,2002.

         10.7 Option Agreement dated December 8, 2003 with Khulan Choilon for mineral licenses located in Bayanhongor Aimag, Mongolia.

         10.8 Terms of Engagement agreement dated February 10, 2004, with Rio Minerals Limited dated September 10, 2004, regarding Skul Morit property and Shandi property.

         31.1     Certification of Reno Calabrigo

         32.1     Certification of Reno Calabrigo

(b)    Reports of Form 8-K

         On July 21, 2005, the Company filed a Form 8-K current report (Item 1.01) regarding a material definitive agreement with Placer Dome International Limited.

         On August 15, 2005, the Company filed a Form 8-K/A current report (Item 4.01) concerning a change in the certifying accountants of the Company.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 18, 2005                         Magnum d'Or Resources, Inc.


                                        By: /s/ Reno Calabrigo
                                            ------------------------------------
                                            Reno Calabrigo, Chief Executive
                                            Officer, President and Treasurer

                            MAGNUM D'O RESOUCES, INC.

                           INDEX OF EXHIBITS ATTACHED

         (3)(iii) Certificate of Amendment to Articles of Incorporation of the Company filed October 14, 2002.

         (3)(iv) Certificate of Amendment to Articles of Incorporation of the Company filed on October 21, 2003.

         10.5 Option to purchase mineral rights on Shandi property in Mongolia with Ton Fei Fred Tham dated November 13,2002.

         10.6 Revisions/Additions to option agreement dated July 31, 2002, with Ton Fei Fred Tham dated November 13,2002.

         10.7 Option Agreement dated December 8, 2003 with Khulan Choilon for mineral licenses located in Bayanhongor Aimag, Mongolia.

         10.8 Terms of Engagement Agreement dated February 10, 2004, with Rio Minerals Limited dated September 10, 2004, regarding Skul Morit property and Shandi property.

         31.1     Certification of Reno Calabrigo

         32.1     Certification of Reno Calabrigo