Form 10KSB
period 2005-09-30
Magnum dOr Resources Inc
filed 2005-12-29
CIK 1099963

United States
                       Securities and Exchange Commission
                              Washington, DC 20549
                                   FORM 10-KSB


                  |X| ANNUAL REPORT UNDER 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                     For the year ending September 30, 2005


             |_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                                  EXCHANGE ACT


                                     0-31849
                             Commission file Number


                           Magnum d'Or Resources, Inc.
         Exact name of small business issuer as specified in its charter


            Nevada                                       98 - 0215222
-------------------------------               ----------------------------------
(State or other jurisdiction of               I.R.S. Employer Identification No.
incorporation or organization)


         1719 International Trade Centre 11-19 Sha Tsoi Road Tsuen Wan,
                 N.T. Hong Kong The People's Repubilc of China
               --------------------------------------------------
                     (Address of principal executive office)

                                 00852-24127922
--------------------------------------------------------------------------------
                            Issuer's telephone number

        239 Church Street, Suite 200, Oakville, Ontario, Canada L6J 1N4
        ---------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act

Title of each class                   Title of each exchange on which registered
-------------------                   ------------------------------------------
        N/A                                              N/A

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes |X| No |_|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
Yes |_|  No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |_| No |X|

State issuer's revenues for its most recent fiscal year: $ 0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $3,855,347 as of December 28, 2005.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 199,667,370 shares of Common Stock as of December 28, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes |_|  No |X|

                                      INDEX

Item                                                                     Page
Number      Caption                                                      Number
------      -------                                                      ------
                                     PART I

Item 1.     Description of Business.......................................... 4
Item 2.     Description of Property.......................................... 8
Item 3      Legal Proceedings................................................ 8
Item 4.     Submission of Matters to a Vote of Security Holders.............. 9

                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters......... 9
Item 6.     Management's Discussion and Analysis or Plan of Operation........ 9
Item 7.     Financial Statements.............................................11
Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................11
Item 8A     Controls and Procedures..........................................11
Item 8B     Other Information................................................12

                                    PART III

Item 9      Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act................12
Item 10     Executive Compensation...........................................13
Item 11     Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters..................................14
Item 12     Certain Relationships and Related Transactions...................15
Item 13     Exhibits.........................................................15
Item 14     Principal Accountant Fees and Services...........................15
Financial Statements.........................................................16
Signatures  .................................................................17

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

         Magnum d'Or Resources, Inc. ("the Company") is a junior resource company focused on the exploration and advancement of premium base and precious metal assets primarily in Mongolia. The Company is currently exploring four properties in Mongolia whereby the Company has an option to earn a 100% ownership interest in the properties and to purchase the royalties outright. Two of the properties are strategically located near the town of Undershill adjacent to Ivanhoe Mines' property in Mongolia. Recent Mongolian discoveries are attracting worldwide exploration interest in Mongolia and land acquisition processes are proving favorable for exploration licensing.

         The Company acquired an option to earn a 100% interest in the Shandi gold-copper property located in southeastern Mongolia. The property hosts favorable geology and shares borders with Ivanhoe Mines and International Uranium Corp. The Shandi property lies within the Undurshil Deep Fault, a region favorable to copper and gold discoveries. The Company has expanded its holdings in the area by acquiring interests in the two properties adjacent to the Shandi property.

         The Company has signed an agreement on two prospective gold properties in Mongolia bordering the Ivanhoe Mines licenses, and the existing Shandi property. The two prospective licenses neighboring Ivanhoe Mines and the Shandi Property have recently had work programs which resulted in the discovery of the 'North Zone' in property one and the 'East Zone' the second property. The 'North Zone' discovery has an identified area of high mineral potential; the North Zone exploration program resulted in encouraging assay values from samples, which realized both copper and gold values. In the identification of 'The East Zone, the second property, the East Zone is described as an epithermal-magnetite occurrence similar to a Nevada type occurrence giving immediate elevated nickel and cobalt values. In addition, the zone is coincident with a geophysical high, which extends in an east-west direction for 5 km. This zone may be representative of a porphyry/skarn occurrence and endures the possibility of significant mineralization.

         The Khol Morit property hosts a porphyry copper system with alteration covering 2 square kilometers. In a report on the property, it was suggested that due to the effects of surface oxidation and leaching, copper mineralization may be more extensive at depth than at the surface.

Business Acquisition Opportunities

         Business opportunities have been sought by the Company through its officers and directors for a reverse merger with an operating company.

            To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis regarding the quality of the other firm's management and personnel, the asset base of such firm or enterprise, the anticipated acceptability of new products or marketing concepts, the merit of their business plan, and numerous other factors which are difficult to analyze.

         The Company has had limited mining exploration activities, and has been seeking to acquire an interest in a business with long-term growth potential. The Company currently has no commitment or arrangement to participate in a business and cannot now predict what type of business it may enter into or acquire. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive on the discretion of the Company's management.

         There are no plans or arrangements proposed or under consideration for the issuance or sale of additional securities by the Company prior to the identification of an acquisition candidate. Consequently, management anticipates that it may be able to participate in only one potential business venture, due primarily to the Company's limited capital. This lack of diversification should be considered a substantial risk, because it will not permit the Company to offset potential losses from one venture against gains from another.

Selection of a Business

         The Company anticipates that businesses for possible acquisition will be referred by various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company will not engage in any general solicitation or advertising for a business opportunity, and will rely on personal contacts of its officers and directors and their affiliates, as well as indirect associations between them and other business and professional people. By relying on "word of mouth," the Company may be limited in the number of potential acquisitions it can identify. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company.

         Compensation to a finder or business acquisition firm may take various forms, including one-time cash payments, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements. Consequently, the Company is currently unable to predict the cost of utilizing such services.

         The Company will not restrict its search to any particular business, industry, or geographical location, and management reserves the right to evaluate and enter into any type of business in any location. The Company may participate in a newly organized business venture or a more established company entering a new phase of growth or in need of additional capital to overcome existing financial problems. Participation in a new business venture entails greater risks since in many instances management of such a venture will not have proved its ability, the eventual market of such venture's product or services will likely not be established, and the profitability of the venture will be unproved and cannot be predicted accurately. If the Company participates in a more established firm with existing financial problems, it may be subjected to risk because the financial resources of the Company may not be adequate to eliminate or reverse the circumstances leading to such financial problems.

         In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation in the real value of the Company. The Company may acquire or merge with a business or corporation in which the Company's officers, directors, or promoters, or their affiliates or associates, have any direct or indirect ownership interest.

         The analysis of new businesses will be undertaken by or under the supervision of the officers and directors. In analyzing prospective businesses, management will consider, to the extent applicable, the available technical, financial, and managerial resources; working capital and other prospects for the future; the nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; the potential for growth and expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trade or service marks; name identification; and other relevant factors.

         The decision to participate in a specific business may be based on management's analysis of the quality of the other firm's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and other factors which are difficult, if not impossible, to analyze through any objective criteria. It is anticipated that the results of operations of a specific firm may not necessarily be indicative of the potential for the future because of the requirement to substantially shift marketing approaches, expand significantly, change product emphasis, change or substantially augment management, and other factors.

         The Company will analyze all available factors and make a determination based on a composite of available facts, without reliance on any single factor. The period within which the Company may participate in a business cannot be predicted and will depend on circumstances beyond the Company's control, including the availability of businesses, the time required for the Company to complete its investigation and analysis of prospective businesses, the time required to prepare appropriate documents and agreements providing for the Company's participation, and other circumstances.

Acquisition of a Business

         In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, or other reorganization with another corporation or entity; joint venture; license; purchase and sale of assets; or purchase and sale of stock, the exact nature of which cannot now be predicted. Notwithstanding the above, the Company does not intend to participate in a business through the purchase of minority stock positions. On the consummation of a transaction, the present management and shareholders of the Company may not be in control of the Company. In addition, a majority or all of the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders.

         In connection with the Company's acquisition of a business, the present shareholders of the Company, including officers and directors, may, as a negotiated element of the acquisition, sell a portion or all of the Company's Common Stock and/or Preferred Stock held by them at a significant premium over their original investment in the Company. As a result of such sales, affiliates of the entity participating in the business reorganization with the Company would acquire a higher percentage of equity ownership in the Company. Management does not intend to actively negotiate for or otherwise require the purchase of all or any portion of its stock as a condition to or in connection with any proposed merger or acquisition. Although the Company's present shareholders did not acquire their shares of Common Stock and/or Preferred Stock with a view towards any subsequent sale in connection with a business reorganization, it is not unusual for affiliates of the entity participating in the reorganization to negotiate to purchase shares held by the present shareholders in order to reduce the amount of shares held by persons no longer affiliated with the Company and thereby reduce the potential adverse impact on the public market in the Company's common stock that could result from substantial sales of such shares after the business reorganization. Public investors will not receive any portion of the premium that may be paid in the foregoing circumstances. Furthermore, the Company's shareholders may not be afforded an opportunity to approve or consent to any particular stock buy-out transaction.

         In the event sales of shares by present shareholders of the Company, including officers and directors, is a negotiated element of a future acquisition, a conflict of interest may arise because directors will be negotiating for the acquisition on behalf of the Company and for sale of their shares for their own respective accounts. Where a business opportunity is well suited for acquisition by the Company, but affiliates of the business opportunity impose a condition that management sell their shares at a price which is unacceptable to them, management may not sacrifice their financial interest for the Company to complete the transaction. Where the business opportunity is not well suited, but the price offered management for their shares is high, management will be tempted to effect the acquisition to realize a substantial gain on their shares in the Company. Management has not adopted any policy for resolving the foregoing potential conflicts, should they arise, and does not intend to obtain an independent appraisal to determine whether any price that may be offered for their shares is fair. Stockholders must rely, instead, on the obligation of management to fulfill its fiduciary duty under state law to act in the best interests of the Company and its stockholders.

         It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified times thereafter. Although the terms of such registration rights and the number of securities, if any, which may be registered cannot be predicted, it may be expected that registration of securities by the Company in these circumstances would entail substantial expense to the Company. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on such market.

         While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to structure the acquisition as a so-called "tax-free" event under sections 351 or 368(a) of the Internal Revenue Code of 1986, (the "Code"). In order to obtain tax-free treatment under section 351 of the Code, it would be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity. Section 368(a)(1) of the Code provides for tax-free treatment of certain business reorganizations between corporate entities where one corporation is merged with or acquires the securities or assets of another corporation. Generally, the Company will be the acquiring corporation in such a business reorganization, and the tax-free status of the transaction will not depend on the issuance of any specific amount of the Company's voting securities. It is not uncommon, however, that as a negotiated element of a transaction completed in reliance on section 368, the acquiring corporation issue securities in such an amount that the shareholders of the acquired corporation will hold 97% or more of the voting stock of the surviving entity. Consequently, there is a substantial possibility that the shareholders of the Company immediately prior to the transaction would retain less than 5% of the issued and outstanding shares of the surviving entity depending upon the net worth, history of net income and the financial prospects of the corporation to be acquired by the Company. Therefore, regardless of the form of the business acquisition, it may be anticipated that stockholders immediately prior to the transaction will experience a significant reduction in their percentage of ownership in the Company.

         Notwithstanding the fact that the Company is technically the acquiring entity in the foregoing circumstances, generally accepted accounting principles will ordinarily require that such transaction be accounted for as if the Company had been acquired by the other entity owning the business and, therefore, will not permit a write-up in the carrying value of the assets of the other company.

         The manner in which the Company participates in a business will depend on the nature of the business, the respective needs and desires of the Company and other parties, the management of the business, and the relative negotiating strength of the Company and such other management.

         The Company will participate in a business only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to such closing, will outline the manner of bearing costs if the transaction is not closed, will set forth remedies on default, and will include miscellaneous other terms.

Operation of Business After Acquisition

         The Company's operations following its acquisition of a business will be dependent on the nature of the business and the interest acquired. The Company is unable to predict whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. It may be expected that the business will present various risks, which cannot be predicted at the present time.

Governmental Regulation

         It is impossible to predict the government regulation, if any, to which the Company may be subject until it has acquired an interest in another business. The use of assets and/or conduct of businesses that the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity will make the acquisition of an interest in such business a higher risk.

Competition

         The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in obtaining suitable investments.

Employees

         The Company is presently an exploration stage mining company and currently has two employees.

         Officers devote only such time to the affairs of the Company as they deem appropriate. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating businesses to acquire. The need for employees and their availability will be addressed in connection with a decision whether or not to acquire or participate in a specific business industry.

Possible Acquisition

         The Company has commenced preliminary negotiations to acquire 100% ownership of Sunrise Lighting Holdings Limited ("Sunrise"), a Hong Kong limited liability company that is a manufacturer of lighting fixtures and related products. No agreements or commitments have been entered into between the Company and Sunrise, and there is no assurance that such acquisition will be completed by the Company. No specific terms or conditions have been agreed to.

         Sunrise is owned by Mr. Sun Xuguang and by Mr. Sun Shaojun who are the present directors and officers of the Company, which would create a conflict of interest regarding any such acquisition. In addition, Sunrise owns 10,000,000 shares of the issued and outstanding Preferred Stock of the Company and holds an irrevocable proxy covering 5,000,000 shares of the Company's Common Stock through which Sunrise has more than 50% voting control of the Company.

         The principal office of Sunrise is presently at the same principal office of the Company, which is presently located at:

                        1719 International Trade Centre
                        11-19 Sha Tsoi Road
                        Tsuen Wan, N.T. Hong Kong
                        The People's Repubilc of China

         Until the consolidated financial statements of Sunrise are completed, which is expected during late January or February 2006, it is not anticipated expected that any definitive agreement will be consummated between the Company and Sunrise.

ITEM 2.  DESCRIPTION OF PROPERTY

         The principal executive offices of the Company are located at Suite A-C, F/20 Neich Tower, 128 Gloucester Road, Wanchai, Hong Kong, The People's Republic of China.

         The Company also uses offices and related clerical services at 1108 W. Valley Blvd., Suite 6-399, Alhambra, CA 91803, provided by an officer and director of the Company at no cost to the Company.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders in the fiscal year ended September 30, 2005.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Although quotations for the Company's Common Stock appear on the NASD over-the-counter Electronic Bulletin Board, there is no established trading market for the Common Stock. For the past two calendar years to the present, transactions in the Common Stock can only be described as sporadic. Consequently, the Company is of the opinion that any published prices cannot be attributed to a liquid and active trading market and, therefore, are not indicative of any meaningful market value.

         The following table sets forth for the respective periods indicated the prices of the Company's Common Stock on the NASD over-the-counter Electronic Bulletin Board. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter Ended         High Bid         Low Bid
----------------------         --------         -------

March 31, 2003                 $0.31            $0.10
June 30, 2003                  $0.105           $0.03
September 30, 2003             $0.108           $0.01
December 31, 2003              $0.213           $0.101

March 31, 2004                 $0.173           $0.09
June 30, 2004                  $0.219           $0.08
September 30, 2004             $0.092           $0.039
December 31, 2004              $0.68            $0.035

March 31, 2005                 $0.063           $0.0192
June 30, 2005                  $0.065           $0.022
September 30, 2005             $0.053           $0.0305
December 23, 2005              $0.036           $0.021

         As of December 27, 2005, the closing bid price for the Company's Common Stock was $.02 per share. There are no outstanding options or warrants to purchase shares of Common Stock of the Company.

         Since its inception, no dividends have been paid on the Company's Common Stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the Common Stock will be declared and paid in the foreseeable future.

         At September 30, 2005, there were approximately 113 holders of record of the Company's Common Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING INFORMATION AND CAUTIONARY STATEMENTS

     When used in this report on Form 10-KSB, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

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

General

         The following discussion and analysis summarizes the results of operations of Magnum d'Or Resources, Inc. (the "Company" or "we") for the fiscal year ended September 30, 2005.

         Magnum is a mining exploration company that holds options on portfolio of exploration and development properties in Mongolia. We currently focus our resources primarily on the development and financing of our Mongolian properties. At present, none of our properties are in production and, consequently, we have no current operating income.

Overview

         During the year ended September 30, 2005, the Company has commenced and completed a substantial drilling program on its Khol Morit copper/gold property in Mongolia. The work was conducted by Rio Minerals Limited. of Vancouver, British Columbia, a company specializing in mineral exploration and development. The results of the work proved to be encouraging enough to lead to a joint venture agreement with Placer Dome International Limited in July 2005. This joint venture agreement specified a 2 1/2 year period during which Placer Dome would have the option to earn a 60% interest in the Khol Morit property by expending $1,000,000. However, Placer Dome International has recently terminated this joint venture because of the lack of assay date and the lack of sufficient geological date regarding this property.


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

Results of Operations

Comparison of the Years Ended September 30, 2005 and 2004.

         The Company anticipates incurring a loss as a result of exploration and development expenses, and expenses associated with the operations of the Company. The Company does not anticipate any revenue in the near future until its mineral interests have reached the point of economic viability. Additional expenditures are necessary to determine if any future revenues will be generated from these properties.

         For the year ended September 30, 2005 compared to the year ended September 30, 2004, Magnum had a net loss of $2,074,227 and $1,512,763, respectively, a 37% increase in net loss.

         Mining exploration costs increased by 99% to $1,429,458 during the year ended September 30, 2005 as compared to $719,338 for the comparable period in 2004 mainly due to the fact that an exploration program was completed in 2005.

         General and administrative expenses decreased 19% from $644,719 during the year ended September 30, 2005 as compared to $793,037 for the comparable period in 2004.

Liquidity and Capital Resources

         At September 30, 2005, the Company had current assets of $281, a working capital deficit of $38,970 and used $583,004 in operating activities during the year ended September 30, 2005.

         The Company's working capital deficit was $60,184 at September 30, 2005, compared to a working capital deficit of $567,066 at September 30, 2004. The change in the working capital deficit is due to the reduction of notes payable.

         The Company must rely on corporate officers, directors and outside investors in order to meet its budget for further exploration. If the Company is unable to obtain financing from any of one of these aforementioned sources, the Company would not be able to complete its financial obligations regarding the exploration and development of its Mongolian properties or to continue as a going concern.

         Management is currently seeking a reverse merger with an operational company. There can be no assurance that such a company can be located. If the company fails to achieve a reverse merger or raise additional funds for operations, it will not be able to survive as a going concern.

         Limited commitments to provide additional funds have been made by management and other shareholders. We cannot provide any assurance that any additional funds will be made available on acceptable terms or at all.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements required by this Item 7 begin with the Index to the Financial Statements which is located prior to the signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         During the fiscal year ended September 30, 2005, the Company changed its independent registered public accounting firm from Michael Johnson & Co., LLC that prepared the audited financial statements of the Company for its fiscal year ended September 30, 2004, to the firm of Murrell, Hall, McIntosh & Co., PLLP that prepared the audited financial statements of the Company for its fiscal year ended September 30, 2005. The Company did not have any disagreements with Michael Johnson & Co., LLC.

ITEM 8A. CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer/President and its chief financial officer/principal accounting officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as a date within 90 days of the filing of this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officers also have indicated that there were no significant changes in the Company internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and that there were no corrective actions necessary with regard to any significant deficiencies and material weaknesses.

ITEM 8B. OTHER INFORMATION

         Effective October 18, 2005, Reno J. Calabrigo sold and transferred all of his shares of preferred stock of the Company to Sunrise Lighting Holdings Limited ("Sunrise"), a Hong Kong limited liability company, for $150,000. The voting rights of the preferred stock comprise approximately 50.01% of the total voting power of the issued and outstanding capital stock of the Company. Sunrise also acquired an irrevocable proxy to vote 5,000,000 shares of the Common Stock owned by Mr. Calabrigo for one year, extendable for one-year in the event that the Company and Sunrise do not merge or reorganize together within one-year. Sunrise is a leading manufacturer of lighting fixtures in The People's Republic of China.

         In connection with the sale of preferred stock to Sunrise, Mr. Calabrigo agreed to pay all outstanding payables and debt obligations of the Company that were incurred on or before September 30, 2005.

         Effective October 18, 2005, Mr. Kenneth Sanders and Mr. Charles Ming resigned as directors of the Company for personal reasons, and not because of any disagreement with the Company concerning its operations, policies or procedures. Because Mr. Kenneth Sanders and Mr. Charles Ming resigned as directors of the Company, the remaining directors appointed Mr. Sun Xuguang and Mr. Sun Shaojun to become members of the Board of Directors of the Company to fill the vacancies on the Board of Directors, and also appointed Mr. Sun Xuguang to be the new Chairman of the Board, Chief Executive Officer, President and Treasurer of the Company and appointed Mr. Sun Shaojun as the Vice President, Chief Financial Officer and Secretary of the Company. Mr. Sun Xuguang and Mr. Sun Shaojun are brothers and are executives of Sunrise. Mr. Sanders will continue to assist the Company in an advisory capacity regarding the mining properties in Mongolia, and Reno J. Calabrigo will continue to serve the Company as a consultant.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLAINCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Current Management of the Company

         The following table sets forth the names, ages, and positions with the Company for each of the present directors and officers of the Company.

           Name                     Age      Positions
           ----                     ---      ---------

           Sun Xuguang              43       Chief Executive Officer, President
                                             Treasurer and Director

           Sun Shaojun "Tim"        32       Secretary and Director

           John K. Yee              60       Director

           Reno J. Calabrigo        48       Director

         All executive officers are elected by the Board of Directors and hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified.

         The following is information on the business experience of each director and officer.

         Mr. Sun Xuguang became a director and the Chief Executive Officer, President and Treasurer of the Company on October 18, 2005. He has been the President and General Manager of Sunrise and its operating subsidiary, Tian Xing Lighting & Electrical Co., Ltd. ("Sunrise") since 1997, and of the Tian Xing Electronic and Electrical Factory since 1989. From 1984 to 1986, he was the director of business development of Nanhai Central South Computer Factory. He graduated from Xian Jiaotong University with an associate degree in electrical engineering in 1989, and holds a degree from the Guangdong Business School.

         Mr. Sun Shaojun "Tim" became a director and the Vice President and Secretary of the Company on October 18, 2005. He has been the Vice President, Chief Financial Officer and Secretary of Sunrise since 1997, including responsibility for the North American Market of Sunrise. During 2005, he established an international trading business in Los Angeles, California. He received a B.S. degree in computer science from Zhongshan University and holds two degrees of Master of Business Administration in international business from the University of South Carolina and from Vienna University of Economics and Business Administration.

         Mr. Yee has been retired for more than five years, and operates as a consultant and an investor in various industries.

         Mr. Calabrigo has been a director of the Company since March 12, 2003. From March 12, 2003 to October 18, 2005, he was the Chief Executive Officer and President of the Company. From 2000 to 2004, he served as the President of Eagle Asset Management Corporation. Mr. Calabrigo graduated from Simon Fraser University with a B.A. degree in 1981, and received an MBA degree in 1983 from the University of Idaho.


No Audit Committee or Financial Expert

         The Company does not have an audit committee or a financial expert serving on the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. The Company believes all forms required to be filed under Section 16 of the Exchange Act have been filed timely.

Code of Ethics

         The Company does not have a code of ethics for our principal executive and financial officers. The Company's management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

ITEM 10. EXECUTIVE COMPENSATION


Summary of Cash and Certain Other Compensation

         The following sets forth the compensation of the Company's chief executive officer for the three fiscal years ended September 30, 2005.

--------------------------------------------------------------------------------
                     Fiscal
Name and             Year
Principal            Ended                                       All Other
Position             September 30   Salary    Bonus   Options    Compensation
--------             ------------   -------   -----   -------    ------------
Reno J. Calabrigo,       2005       $75,000    $ 0      $ 0          $      --
President and Chief      2004       $60,000    $ 0      $ 0          $ 151,600
Executive Officer        2003       $     0    $ 0      $ 0          $ 219,316
-------------------------------

(1) During the fiscal year ended September 30, 2004, Mr. Calabrigo received 7,580,000 shares of Common Stock of the Company as compensation

(2) During the fiscal year ended September 30, 2003, Mr. Calabrigo received 10,965,816 shares of Common Stock as compensation

         The Company has no agreement or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding employment with the Company or compensation for services. The Company has no plan, agreement, or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding the issuance to such persons of any shares of the Company's authorized and unissued common stock. There is no understanding between the Company and any of its present stockholders regarding the sale of a portion or all of the Common Stock currently held by them in connection with any future participation by the Company in a business.

         There are no other plans, understandings, or arrangements whereby any of the Company's officers, directors, or principal stockholders, or any of their affiliates or associates, would receive funds, stock, or other assets in connection with the Company's participation in a business. No advances have been made or contemplated by the Company to any of its officers, directors, or principal stockholders, or any of their affiliates or associates.

         There is no policy that prevents management from adopting a plan or agreement in the future that would provide for cash or stock based compensation for services rendered to the Company.

         On acquisition of a business, it is possible that current management will resign and be replaced by persons associated with the business acquired, particularly if the Company participates in a business by effecting a stock exchange, merger, or consolidation. In the event that any member of current management remains after effecting a business acquisition, that member's time commitment and compensation will likely be adjusted based on the nature and location of such business and the services required, which cannot now be foreseen.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth as of November 30, 2005, the number and percentage of the which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

        BENEFICIAL OWNERSHIP OF OUTSTANDING COMMON AND PREFFERED STOCKS


         Name and Address                          Stock        Percent of Class
         ----------------                       ------------    ----------------
Sunrise Lighting Holdings Limited               205,000,000(1)     51.29%(1)
1719 International Trade Centre
11-19 Sha Tsoi Road
Tsuen Wan, N.T. Hong Kong
The People's Repubilc of China

Sun Xuguang                                     205,000,000(2)     51.29%(2)
Suite A-C, 20/F Neich Tower
128 Gloucester Road
Wanchai, Hong Kong
The People's Republic of China

Sun Shaojun                                     205,000,000(2)     51.29%(2)
1108 W Valley Blvd, STE 6-399
Alhambra, CA 91803

Reno J. Calabrigo                                10,945,374          5.5%
(after Reno gives 5,000,000 voting to
Sunrise)
239 Church Street, Suite 200
Oakville, Ontario, Canada L6J 1N4

John Yee                                          5,300,000         2.65%
2720 Anchor Place
Coquitlam, BC V3C 3S5

All Executive Officers and
directors as a group (4 persons)                221,245,374         55.4%

-------------------------------

(1) Represents the voting beneficial ownership of 200,000,000 shares of Common Stock of the Company created by the voting power of its 10,000,000 shares of Preferred Stock of the Company, and also represents its irrevocable proxy to vote 5,000,000 shares of Common Stock owned by Reno J. Calabrigo.

(2) Because Mr. Sun Xuguang and Mr. Sun Shaojun are the owners and executives of Sunrise Lighting Holdings Limited ("Sunrise") they are deemed to beneficially own the shares held by Sunrise.

         The stock transfer agent of the Company is Holladay Stock Transfer, Inc., 2939 N. 67th Place, Scottsdale, AZ 85251; telephone number (480) 481-3940.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the fiscal year ended September 30, 2005, Reno J. Calabrigo, the Chief Executive Officer and a director of the Company, was reimbursed for $236,902 in expenses incurred on behalf of the Company.

         During the fiscal year ended September 30, 2005, the Company issued 3,000,000 shares of its restricted Preferred Stock to Reno J. Calabrigo, a director and the Chief Executive Officer of the Company, as reimbursement for expenses incurred on behalf of the Company of $113,740.

ITEM 13. EXHIBITS

         Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

         (3)(i) Articles of Incorporation of the Company are incorporated herein by reference to the Form S-1 registration statement of the Company filed on December 31, 1999 by its predecessor, Progolftournaments.com

         (3)(ii) Certificate of Amendment to Articles of Incorporation of the Company is incorporated herein by reference to the Form 8-K current report of the Company filed April 6, 2001, by its predecessor, Progolftournaments.com

         (3)(iii) Certificate of Amendment to Articles of Incorporation of the Company filed October 14, 2002.

         (3)(iv) Certificate of Amendment to Articles of Incorporation of the Company filed on October 21, 2003.

         (3)(v) ByLaws of the Company are incorporated herein by reference to the second exhibit to the Form S-1 registration statement by its predecessor, Progolftournaments.com on December 31, 1999.


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

         10.5 Option to purchase mineral rights on Shandi property in Mongolia with Ton Fei Fred Tham dated November 13, 2002, is incorporated hereby reference to Exhibit 10.5 of the Form 10-QSB of the Company filed for the period ended June 30, 2005.

         10.6 Revisions/Additions to option agreement dated July 31, 2002, with Ton Fei Fred Tham dated November 13, 2002, to Exhibit
                  10.6 of the Form 10-QSB of the Company filed for the period ended June 30, 2005.

         10.7 Option Agreement dated December 8, 2003 with Khulan Choilon for mineral licenses located in Bayanhongor Aimag, Mongolia to
                  Exhibit 10.7of the Form 10-QSB of the Company filed for the period ended June 30, 2005.

         10.8 Terms of Engagement Agreement dated February 10, 2004, with Rio Minerals Limited dated September 10, 2004, regarding Khol Morit property and Shandi property to Exhibit 10.8 of the Form 10-QSB of the Company filed for the period ended June 30, 2005.

         21       List of Subsidiaries

         31.2     Certification of Sun Shaojun

         32.1     Certification of Sun Xuguan and Sun Shaojun

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The aggregate fees billed by our principal accounting firm, for fees billed for fiscal years ended September 30, 2005 and 2004 are as follows:

Name                                   Audit Fees       Audit Related Fees        Tax Fees        All Other Fees
----                                   ----------       ------------------        --------        --------------
Murrell, Hall, McIntosh & Co., PLLP
for fiscal year ended
September 30, 2005                     $ 3,500          $ 0                       $ 0             $ 0
September 30, 2004                     $     0          $ 0                       $ 0             $ 0

Michael Johnson & Co., LLC
for fiscal year ended
September 30, 2004                     $ 5,500          $ 0                       $ 0             $ 0

         The Company does not currently have an audit committee. As a result, our board of directors performs the duties and functions of an audit committee. The Company's Board of Directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

         During the year ended September 30, 2004, the directors and officers were awarded compensation of Common Stock of the Company, including Reno J. Calabrigo (7,580,816 shares), John K. Yee (3,800,000 shares), and Ken Sanders (900,000 shares).

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Magnum d'Or Resources, Inc.

We have audited the accompanying balance sheet of Magnum d'Or Resources, Inc. as of September 30, 2005, and the related statements of operations, changes in stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magnum d'Or Resources, Inc. and as of September 30, 2005, and the results of its operations, changes in stockholders' deficit and cash flows for the two year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Murrell, Hall, McIntosh & Co., PLLP

December 22, 2005
Oklahoma City, Oklahoma

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

/s/ Michael Johnson & Co, LLC
Denver Colorado
December 28, 2004

                           MAGNUM D'OR RESOURCES INC.
                         (A Mining Exploration Company)
                                 Balance Sheet

                                                                   September 30,
                                                                       2005
                                                                   -----------
ASSETS:
Current assets:
   Cash                                                            $       281
   Prepaid Expenses                                                         --
                                                                   -----------

      Total current assets                                                 281
                                                                   -----------

Fixed assets:
     Office Furniture                                                      581
     Less Accumulated Depreciation                                        (553)
                                                                   -----------

      Total fixed assets                                                    28
                                                                   -----------

TOTAL ASSETS                                                       $       309
                                                                   ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
   Cash overdraft                                                  $        --
   Accounts payable                                                     39,251
   Notes Payable                                                            --
                                                                   -----------

Total Current Liabilities                                               39,251
                                                                   -----------

TOTAL LIABILITIES                                                       39,251
                                                                   -----------

Stockholders' Deficit:
Preferred Stock, $.001par value;  10,000,000 shares authorized,
    10,000,000 issued and outstanding at September 30, 2005             10,000
Common Stock, $.001 par value; 200,000,000 shares authorized,
    199,667,370 issued and outstanding at September 30, 2005           199,668
Additional paid-in capital                                           4,787,990
Accumulated deficit                                                 (5,036,600)
                                                                   -----------

Total Stockholders' Deficit                                            (38,942)
                                                                   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $       309
                                                                   ===========

   The accompanying notes are an integral part of these financial statements.

                           MAGNUM D'OR RESOURCES INC.
                         (A Mining Exploration Company)
                            Statements of Operations

                                                              For the year ended         September 3, 1999
                                                                 September 30,            (Inception) to
                                                        ------------------------------       June 30,
                                                             2005             2004             2005
                                                        -------------    -------------    -------------
Revenue:

      Total Revenue                                     $          --    $          --    $       6,153
                                                        -------------    -------------    -------------

Expenses:
    Exploration costs                                       1,429,458          719,338        2,168,796
    Website development costs                                      --               --          887,110
    General and administrative expenses                       644,719          793,337        2,703,508
    Depreciation                                                   60               88           31,480
                                                        -------------    -------------    -------------

Total Operating Expenses                                    2,074,237        1,512,763        5,790,894
                                                        -------------    -------------    -------------

Loss from Operations before unusual items                  (2,074,237)      (1,512,763)      (5,784,741)

Other Income (Expense)
   Gain from spin off of subsidiary                                --               --          615,840
   Gain (loss) on settlement of debt                               --               --          132,301
                                                        -------------    -------------    -------------

Net Loss                                                $  (2,074,237)   $  (1,512,763)   $  (5,036,600)
                                                        -------------    -------------    -------------

Net Income(Loss) per Common Share - Basic and Diluted   $      (0.012)   $      (0.013)
                                                        =============    =============

Per Share Information:
   Weighted  Average Number of Common Stock
   Shares Outstanding - Basic and Diluted                 177,933,491      114,691,125
                                                        =============    =============

   The accompanying notes are an integral part of these financial statements.

                           MAGNUM D'OR RESOURCES INC.
                         (A Mining Exploration Company)
                            Statement of Cash Flows


                                                                                              For the year ended   September 3, 1999
                                                                                                 September 30,      (Inception) to
                                                                                          -------------------------   September 30,
                                                                                              2005           2004           2005
                                                                                          ------------------------------------------
Cash Flows from Operating Activities:
     Net Loss                                                                             $(2,074,237)   $(1,512,763)   $(5,036,600)
     Adjustments to reconcile net loss to net cash used in operating activities:
            Stocks issued for services and compensation                                     1,521,024        847,024      3,526,561
            Depreciation                                                                           60             88         31,307
           Loss on sale of software license                                                        --             --         54,200
     Gain on settlement of debt - noncash portion                                                  --             --             --
     Foreign exchange adjustment                                                                   --             28             28
       Adjustments to reconcile net loss to cash used in operating activities:
        (Increase) in prepaid expenses                                                          1,036         (1,036)        (1,316)
        Increase (decrease) in accounts payable                                               (30,887)       (35,046)        39,251
                                                                                          ------------------------------------------
     Net Cash Flows Used by Operations                                                       (583,004)      (701,705)    (1,386,569)
                                                                                          ------------------------------------------
Cash Flows from Investing Activities:
         Disposal of fixed assets                                                                  --             --         17,561
         Purchase of Assets                                                                        --             --        (18,142)
                                                                                          ------------------------------------------
     Net Cash Flows Used for Investing Activities                                                  --             --           (581)
                                                                                          ------------------------------------------
Cash Flows from Financing Activities:
        Issuance of stock for cash                                                                 --        160,000        262,441
        Proceeds paid to notes payable                                                        591,626        533,364      1,124,990
                                                                                          ------------------------------------------
     Net Cash Provided by Financing Activities                                                591,626        693,364      1,387,431
                                                                                          ------------------------------------------
     Net Increase (Decrease) in Cash                                                            8,622         (8,341)           281
                                                                                          ------------------------------------------
Cash and cash equivalents - Beginning of period                                                (8,341)            --             --
                                                                                          ------------------------------------------
Cash and cash equivalents - End of period                                                 $       281    $    (8,341)   $       281
                                                                                          ==========================================
     SUPPLEMENTARY INFORMATION
        Interest Paid                                                                     $        83    $       785    $     2,086
                                                                                          ==========================================
        Taxes Paid                                                                        $        --    $        --    $        --
                                                                                          ==========================================
     NON-CASH TRANSACTIONS
          Common stock issued in exchange for services                                    $ 1,521,024    $   713,602    $ 3,526,561
                                                                                          ==========================================
          Preferred and Common stock issued for debt settlement                           $ 1,082,102    $        --    $ 1,082,102
                                                                                          ==========================================

   The accompanying notes are an integral part of these financial statements.

                           MAGNUM D'OR RESOURCES INC.
                         (A Mining Exploration Company)
                  Statement of stockholders' Equity (Deficit)

                                              Preferred Stock                 Common Stock             Additional
                                        ---------------------------   ----------------------------      Paid-in
                                      Number of Shares    Amount    Number of Shares     Amount         Capital
                                        ------------   ------------   ------------    ------------    ------------
Balance September 3, 1999                         --   $         --             --    $         --    $         --

Issuance of stock for cash                        --             --      8,861,300           8,861          85,080
Issuance of stock for compensation                --             --      1,000,000           1,000              --
Net loss for year                                 --             --             --              --              --
                                        ------------   ------------   ------------    ------------    ------------
Balance - September 30, 1999                      --             --      9,861,300           9,861          85,080
                                        ------------   ------------   ------------    ------------    ------------
Options issued for software license               --             --             --              --          82,178
Net profit for year                               --             --             --              --              --
                                        ------------   ------------   ------------    ------------    ------------
Balance - September 30, 2000                      --             --      9,861,300           9,861         167,258
                                        ------------   ------------   ------------    ------------    ------------
2 for 1 stock split                               --             --      9,861,300           9,861          (9,861)
Net loss for year                                 --             --             --              --              --
                                        ------------   ------------   ------------    ------------    ------------
Balance - September 30, 2001                      --             --     19,722,600          19,722         157,397
                                        ------------   ------------   ------------    ------------    ------------
Issuance of stock for compensation                --             --     13,300,000          13,300         371,700
Reverse split 1 for 50                            --             --    (32,362,140)        (32,362)         32,362
Issuance of stock for compensation                --             --      1,000,000           1,000           9,000
Issuance of stock for debt settlement             --             --        150,000             150           1,350
Net loss for year                                 --             --             --              --              --
                                        ------------   ------------   ------------    ------------    ------------
Balance - September 30, 2002                      --             --      1,810,460           1,810         571,809
                                        ------------   ------------   ------------    ------------    ------------
Reverse split 1 for 300                           --             --     (1,804,276)         (1,804)          1,804
Issuance of stock for compensation                --             --     79,993,816          79,994         734,748
Issuance of preferred stock                7,000,000          7,000             --              --          (7,000)
Net loss for year                                 --             --             --              --              --
                                        ------------   ------------   ------------    ------------    ------------
Balance - September 30, 2003               7,000,000          7,000     80,000,000          80,000       1,301,361
                                        ------------   ------------   ------------    ------------    ------------
Issuance of stock for compensation                --             --     54,192,370          54,192         791,582
Issuance of stock for cash                        --             --      1,800,000           1,800         158,200
Net loss for year                                 --             --             --              --              --
                                        ------------   ------------   ------------    ------------    ------------
Balance - September 30, 2004               7,000,000          7,000    135,992,370         135,992       2,251,143
                                        ------------   ------------   ------------    ------------    ------------
Issuance of stock for debt settlement      3,000,000          3,000     19,538,333          19,539       1,059,563
Issuance of stock for compensation                --             --     44,136,667          44,137       1,477,284
Net loss for year                                 --             --             --              --              --
                                        ------------   ------------   ------------    ------------    ------------
Balance - September 30, 2005              10,000,000   $     10,000    199,667,370    $    199,668    $  4,787,990
                                        ============   ============   ============    ============    ============

                                          Accumulated
                                          During the        Total
                                          Development    Stockholders'
                                            Stage          Equity
                                         ------------    ------------
Balance September 3, 1999                $         --    $         --

Issuance of stock for cash                         --          93,941
Issuance of stock for compensation                 --           1,000
Net loss for year                             (12,197)        (12,197)
                                         ------------    ------------
Balance - September 30, 1999                  (12,197)         82,744
                                         ------------    ------------
Options issued for software license                --          82,178
Net profit for year                          (157,841)       (157,841)
                                         ------------    ------------
Balance - September 30, 2000                 (170,038)          7,081
                                         ------------    ------------
2 for 1 stock split                                --              --
Net loss for year                            (678,142)       (678,142)
                                         ------------    ------------
Balance - September 30, 2001                 (848,180)       (671,061)
                                         ------------    ------------
Issuance of stock for compensation                 --         385,000
Reverse split 1 for 50                             --              --
Issuance of stock for compensation                 --          10,000
Issuance of stock for debt settlement              --           1,500
Net loss for year                            (395,891)       (395,891)
                                         ------------    ------------
Balance - September 30, 2002               (1,244,071)       (670,452)
                                         ------------    ------------
Reverse split 1 for 300                            --              --
Issuance of stock for compensation                 --         814,742
Issuance of preferred stock                        --              --
Net loss for year                            (205,529)       (205,529)
                                         ------------    ------------
Balance - September 30, 2003               (1,449,600)        (61,239)
                                         ------------    ------------
Issuance of stock for compensation                 --         845,774
Issuance of stock for cash                         --         160,000
Net loss for year                          (1,512,763)     (1,512,763)
                                         ------------    ------------
Balance - September 30, 2004               (2,962,363)       (568,228)
                                         ------------    ------------
Issuance of stock for debt settlement              --       1,082,102
Issuance of stock for compensation                 --       1,521,421
Net loss for year                          (2,074,237)     (2,074,237)
                                         ------------    ------------
Balance - September 30, 2005             $ (5,036,600)   $    (38,942)
                                         ============    ============

   The accompanying notes are an integral part of these financial statements.

                           MAGNUM D'OR RESOURCES INC.
                         (A Mining Exploration Company)
                          Notes to Financial Statements
                               September 30, 2005

Note 1 - General

         Nature of Business

         Magnum d'Or Resources, Inc. (the "Company") was incorporated on September 3, 1999 under the laws of the State of Nevada. The Company is a mining resource company focused on the exploration and advancement of premium base and precious metal assets, primarily in Mongolia. The Company is currently exploring four properties in Mongolia whereon it has options to earn 100% of the mineral rights and to purchase the royalties outright.

         In April 2003, the Company spun off its wholly-owned subsidiary Progolftournaments.com Inc.


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

         Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible preferred stock, in the weighted-average number of common shares outstanding for a period, if dilutive. All potentially dilutive securities have been excluded from the computation, as their effect would be anti-dilutive.

         Fair Value of Financial Instruments

         The carrying amount of cash, deposits, accounts payable are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

         Recently Issued Accounting Standards

         In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4 (" SFAS No. 151". The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

         In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" ("SFAS 152") SFAS 152 amends SFAS No. 66, "Accounting for Sales of Real Estate", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". SFAS 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that the guidance for (a) incidental operations and
         (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS 152 is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant if any, to the Company's overall results of operations or financial position since the Company does not enter into such transactions.

         In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets.

         That exception required that some nonmonetary exchanges, although commercially substantive, to be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No.153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No.153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No.153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

         In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. This pronouncement is effective for the Company, a small business issuer, as of the first interim annual reporting period that begins after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

         In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No.3. Statement 154 requires retrospective application to prior period's financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect this statement to have a material effect on its reporting.

         Reclassifications

          Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

         Going Concern

         As shown in the accompanying financial statements, the Company has incurred recurring losses from operations, and as of September 30, 2005, the Company's current liabilities exceeded its current assets by $38,970. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is seeking to acquire a profitable operation though a stock transaction. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


Note 3 - Income Taxes

         There has been no provision for U.S. federal, state, or foreign income taxes for any period because the Company has incurred losses in all periods and for all jurisdictions.

         At September 30, 2005, the Company had US net operating loss carryforwards of approximately $5,036,600 for federal income tax purposes.

         The US carryforward expiration years and amounts are as follows:

                    Year          Amount

                    2002      $     628,300
                    2003            821,400
                    2004          1,512,700
                    2005          2,074,200
                                  ---------
                              $   5,036,600
                                  =========

         Deferred tax assets and liabilities are comprised of the following as of September 30, 2005 and 2004:

                                                         September 30,
                                                     2005             2004
         Deferred income tax assets:
            Tax effect of net operating
               loss carryforward                   1,712,400        1,007,200
         Valuation allowance                      (1,712,400)      (1,007,200)
                                                 -----------      -----------
         Net deferred tax asset                  $        --      $        --
                                                 ===========      ==========

         A reconciliation of the difference between the expected tax benefit at the U.S. federal statutory rate and the Company's of effective tax benefit for the years ended September 30, 2004 and 2003 are as follows:

                                                         September 30,
                                                     2005             2004

               Net loss                          $ 2,074,000      $1,512,700
               Federal income tax rate                    34%             34%
                                                 -----------      ----------
                                                          --              --
               Expected benefit                      708,200         514,300
               Valuation allowance                  (705,200)       (514,300)
                                                 -----------      ----------
              Effective actual income tax        $        --      $       --
                                                 ===========      ==========


         Note 4 - Share Capital

         During the year ended September 30, 2004, the Company successfully completed a private placement raising $160,000 and issuing 1,800,000 common shares for the cash received.

         During the year ended September 30, 2004, the Company issued a total of 54,192,370 shares for consulting fees and reimbursement of company expenses which equated to $845,774 in value.

         During the year ended September 30, 2005, the Company amended its articles to increase the authorized share capital to 200,000,000 common shares with a par value of $.001.

         During the year ended September 30, 2005, the Company issued a total of 44,136,667 shares of common stock to consultants to the Company for a total monetary value of $1,521,024.

Note 5 - Related Party Transactions

         The Company's president was paid $75,000 in administration fees and reimbursed for $236,902 in expenses during the year.

         During the year ended September 30, 2005, the Company issued 8,829,195 shares of common stock for retirement of debt totaling $477,435.

         In September 2005, the Company issued 3,000,000 of its preferred stock to its president to reimburse him for expenses totaling $113,740.

         During the year ended September 30, 2005, the Company issued an additional 10,709,138 shares of common stock to individuals to repay monies advanced totaling $490,827 by these individuals.

Note 6 - Option Agreements

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

        In December of 2003 the Company entered into an option agreement to acquire up to a 100% interest in a mineral license representing approximately 8,000 hectares (19,768 acres) located in Bayanhongor Aimag of Mongolia. Terms of this option call for the company to spend $100,000 in exploration costs, made an initial cash payment of $25,000 and issued 2,000,000 share of unrestricted common stock to the grantor. This license is subject to a 1.5% net smelter return royalty which the Company has the option to purchase outright for $1,000,000. As of September 30, 2005, the Company has satisfied all of the terms of this option agreement other the acquisition of the net smelter return royalty.

         Placer Dome is recognized internationally as one of the largest mining companies in the world.

         Assay tests from the 2004 drill program on the Khul Morit are currently being processed, and the Company expects the results shortly.


Note 7 - Other Commitments

         On September 10, 2004, the Company entered into an agreement for the Phase 2 exploration plan on the Khul Morit Property. The budget for the proposed work is estimated to be $439,540 according to the contract. As of September 30, 2005, $25,000 is included in accounts payable related to this agreement.


Note 8 - Subsequent Events

         On October 18, 2005, Reno J. Calabrigo, the President of the Company, sold and transferred all of his shares of preferred stock of the Company to Sunrise Lighting Holdings Limited ("Sunrise"), a Hong Kong limited liability company, for $150,000. The voting rights of the preferred stock comprise approximately 50.01% of the total voting power of the issued and outstanding capital stock of Magnum. Sunrise also acquired an irrevocable proxy to vote 5,000,000 shares of the common stock owned by Mr. Calabrigo for one year, extendable for one-year in the event that Magnum and Sunrise do not merge or reorganize together within one year. Sunrise is a leading manufacturer of lighting fixtures in The People's Republic of China.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   MAGNUM D'OR RESOURCES INC.


Dated:  December 29,2005           /s/ Sun Xuguang
                                   ------------------------
                                   Sun Xuguang Chief Executive Officer,
                                   President and Treasurer



DIRECTORS:

Dated:  December 29, 2005          /s/ Sun Xuguang
                                   ------------------------
                                  Sun Xuguang, Director

Dated:  December 29, 2005         /s/ Sun Shaojun
                                  -------------------------
                                  Sun Shaojun, Director

Dated:  December 29, 2005         /s/ Reno J. Calabrigo
                                  -------------------------
                                  Reno J. Calabrig

INDEX OF EXHIBITS ATTACHED

Exhibit
Number                  Description

21                      List of subsidiaries
31.1                    Certification of Sun Xuguang
31.2                    Certification of Sun Shaojun
32.1                    Certification of Sun Xuguang and Sun Shaojun