Form 10QSB
period 2005-12-31
Magnum dOr Resources Inc
filed 2006-02-13
CIK 1099963

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

             |X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

             | | TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                                  EXCHANGE ACT

                         Commission File Number: 0-31849

                           MAGNUM D'OR RESOURCES, INC.
               ---------------------------------------------------
         Exact name of small business issuer as specified in its charter

                      NEVADA                            98-02152222
          --------------------------         ---------------------------
         (State or other jurisdiction of             I.R.S. Employer
         incorporation or organization)             Identification No.

                    ZONE A, SHISHAN SCIENCE INDUSTRIAL GARDEN
                            NANHAI AREA, FOSHAN CITY
                                GUANDONG PROVINCE
                         THE PEOPLE'S REPUBLIC OF CHINA
               --------------------------------------------------
                    (Address of principal executive offices)

                               011-86-757-83660683
               ---------------------------------------------------
                            Issuer's telephone number

                           SUITE A-C/ F20 NEICH TOWER
                               128 GLOUCESTER ROAD
                               WANCHAI, HONG KONG
                         THE PEOPLE'S REPUBLIC OF CHINA
         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months(or such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days
Yes _X__ No ___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's common equity as of the last practicable date: 199,667,370 shares as of February 10, 2006. Transitional Small Business Disclosure Format (check one) Yes__ No _X_

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements:

         Condensed Balance Sheet as of December 31, 2005 (unaudited) ..........1

         Condensed Statements of Operations for the three months
                  ended December 31, 2005 and 2004 (unaudited).................3

         Condensed Statements of Cash Flows for the three months
                  ended December 31, 2005 and 2004 (unaudited).................4

         Notes to Condensed Financial Statements...............................5

Item 2.  Management's Discussion and Analysis or Plan of Operations............7

Item 3.  Controls and Procedures...............................................7

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.....................................................8

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...........8

Item 3.  Defaults upon Senior Securities.......................................8

Item 4.  Submission of Matters to a Vote of Security Holders...................8

Item 5.  Other Information.....................................................8

Item 6.  Exhibits..............................................................9

Signatures....................................................................10

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements:


MAGNUM D'OR RESOURCES INC.
(A MINING EXPLORATION COMPANY)
CONDENSED BALANCE SHEET
(UNAUDITED)

--------------------------------------------------------------------------------

                                                                  DECEMBER 31,
                                                                     2005
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS

Cash                                                          $           251

Prepaid expenses                                                            -
                                                              ------------------



TOTAL CURRENT ASSETS                                                      251
                                                              ------------------

FIXED ASSETS

Office furniture                                                            -

Less: Accumulated depreciation                                              -
                                                              ------------------


TOTAL FIXED ASSETS                                                          -
                                                              ------------------


                                                              $           251
                                                              ==================




The accompanying notes are an integral part of these financial statements.

MAGNUM D'OR RESOURCES INC.
(A MINING EXPLORATION COMPANY)
CONDENSED BALANCE SHEET
(UNAUDITED)

--------------------------------------------------------------------------------

                                                                 DECEMBER 31,
                                                                     2005
--------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable                                              $         1,950

Loans payable                                                          16,020
                                                              ------------------


TOTAL CURRENT LIABILITIES                                              17,970
                                                              ------------------

SHAREHOLDERS' DEFICIT
Preferred stock, par value $.001, 10,000,000 authorized,

 issued and outstanding - 10,000,000 shares                            10,000
Common stock, par value $.001, 200,000,000 authorized,

  issued and outstanding - 199,667,370 shares                         199,668

Additional paid-in capital                                          4,827,241

Deficit accumulated during development stage                       (5,054,628)
                                                              ------------------


TOTAL SHAREHOLDERS' DEFICIT                                           (17,719)
                                                              ------------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                   $           251
                                                              ==================



The accompanying notes are an integral part of these financial statements.

MAGNUM D'OR RESOURCES INC.
(A MINING EXPLORATION COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

------------------------------------------------------------------------------------------
                                                                                  FROM
                                                  THREE MONTHS ENDED            INCEPTION
                                                      DECEMBER 31,         (SEPTEMBER 3, 1999)
                                           -------------------------------     TO DECEMBER
                                                 2005            2004           31, 2005
------------------------------------------------------------------------------------------

REVENUE                                    $          --    $          --    $       6,153
------------------------------------------------------------------------------------------
OPERATING EXPENSES

Exploration and development costs                     --          438,541        2,168,796

General and administrative                        18,001          135,089        2,721,509

Depreciation                                          27               29           31,507

Web site development costs                            --               --          887,110
                                           -----------------------------------------------


Total Operating Expenses                          18,028          573,659        5,808,922
                                           -----------------------------------------------

LOSS FROM OPERATIONS BEFORE UNUSUAL ITEM         (18,028)        (573,659)      (5,802,769)

UNUSUAL ITEM
  Spin off of wholly-owned subsidiary                 --               --          615,840

  Gain on settlement of debt                          --               --          132,301
                                           -----------------------------------------------

NET LOSS                                   $     (18,028)   $    (573,659)   $  (5,054,628)
                                           ===============================================

WEIGHTED AVERAGE NUMBER OF COMMON

 SHARES OUTSTANDING - BASIC AND DILUTED      199,667,370      154,438,265
                                           ================================

LOSS PER SHARE - BASIC AND DILUTED         $       (0.00)   $      (0.004)
                                           ================================






The accompanying notes are an integral part of these financial statements.

MAGNUM D'OR RESOURCES INC.
(A MINING EXPLORATION COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

------------------------------------------------------------------------------------------------------
                                                                                            FROM
                                                                                          INCEPTION
                                                                THREE MONTHS ENDED   (SEPTEMBER 3, 1999)
                                                                   DECEMBER 31,          TO DECEMBER
                                                             --------------------------
                                                                 2005           2004         31, 2005
------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES

NET LOSS                                                     $   (18,028)   $  (573,659)   $(5,054,628)
Adjustments to reconcile net loss to net cash
 used in operating activities

Stock issued for services and expenses                                --        158,867      3,526,561

Depreciation                                                          27             29         31,334

Loss on sale of software license                                      --             --         54,200


Foreign exchange adjustment                                           --             --             28
Changes in assets and liabilities

 (Increase) decrease in prepaid expenses                              --            (56)        (1,315)


 Increase (decrease) in accounts payable                         (37,300)       364,185          1,950
                                                             -----------------------------------------

Net Cash Used in Operating Activities                            (55,301)       (50,634)    (1,441,870)
                                                             -----------------------------------------
CASH FLOW FROM FINANCING ACTIVITIES

 Issuance of  shares for cash and loans payable                       --             --        262,441

 Loans payable                                                    55,271         58,990      1,180,261
                                                             -----------------------------------------
Net Cash Used In Financing Activities
                                                                  55,271         58,990      1,442,702
                                                             -----------------------------------------
CASH FLOW FROM INVESTING ACTIVITIES

 Disposal of fixed assets                                             --             --         17,561

 Purchase of fixed assets                                             --             --        (18,142)
                                                             -----------------------------------------
Net Cash Provided By Investing Activities                             --             --           (581)
                                                             -----------------------------------------
Increase(Decrease) in Cash                                           (30)         8,356            251

Cash and Cash Equivalents - Beginning of Period                      281         (8,341)            --
                                                             -----------------------------------------
Cash and Cash Equivalents - End of period                    $       251    $        15    $       251
                                                             =========================================
SUPPLEMENTARY INFORMATION

   Interest paid                                             $        93    $        99    $     2,096
                                                             =========================================
   Taxes paid                                                $        --    $        --    $        --
                                                             =========================================

   In October 2005, the Company converted accounts payable
due to a shareholder to additional paid-in capital           $    39,250    $        --    $    39,250
                                                             =========================================


The accompanying notes are an integral part of these financial statements.

                           MAGNUM D'OR RESOURCES INC.
                         (A MINING EXPLORATION COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
                                   (UNAUDITED)

NOTE 1 - GENERAL

      NATURE OF BUSINESS

      Magnum D'or Resources Inc., (the "Company") was incorporated on September 3, 1999 under the laws of the State of Nevada. The Company is a mining resource company and has focused on exploration and advancement of premium base and precious metals. Currently, the Company is seeking a merger with an operating entity.

      The results of operations for the three months ended December 31, 2005 and 2004 are not necessarily indicative of the results expected for the full year. The accompanying condensed financial statements should be read in conjunction with the financial statements at September 30, 2005 included in the Company's For 10K-SB.

      In April 2003, the Company spun off is wholly-owned subsidiary Progolftournaments.com Inc.

      The Company's fiscal year end is September 30.

NOTE 2 - INCOME TAXES

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

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

         DEFERRED TAX ASSETS

         Net operating loss carryforwards                       $5,054,628
         Valuation allowance for deferred tax assets            (5,054,628)
                                                              ---------------

            NET DEFERRED TAX ASSETS                             $        -
                                                              ===============

      Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of September 30, 2005, the Company had net operating loss carry forwards of approximately $3,933,320 for federal and state income tax purposes. These carry forwards, if not utilized to offset taxable income begin to expire in 2016. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

NOTE 3 - SHARE CAPITAL

      During the three months ended December 31, 2005, the Company increased its additional paid-in capital $39,250 for expenses incurred prior to September 30, 2005 for which common stock had been issued during the year ended September 30, 2005.

NOTE 4 - GOING CONCERN

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company operations are in the development stage, the Company has generated no income, and has incurred losses of $5,054,628 in operations since inception.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

Results of Operations
---------------------

      During the three months ended December 31, 2005, the Company had very little activity regarding its mineral interests and did not spend any money on exploration and development activities as compared to the same period ended December 31, 2004 when the Company incurred $438,541 in exploration costs.

      Additionally, during the three months ended December 31, 2005, general and administrative expenses totaled $18,001, consisting primarily of audit and accounting fees as compared to $135,089 for the same period ended December 31, 2004.

Liquidity and Capital Resources
-------------------------------

      The Company is a development stage mining company and had no revenues during the three months ended December 31, 2005 and December 31, 2004.

Forward Looking Statements
--------------------------

      This Quarterly Report on Form 10-QSB contains certain forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) regarding the Company and its business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements in this Report. Additionally, statements concerning future matters such as the development of new products or services, purchases of equipment, credit arrangements, possible changes in legislation and other statements regarding matters that are not historical are forward-looking statements.

      Although forward-looking statements in this Report reflect the good faith judgment of the Company's management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks, contingencies and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in this Report. Although the Company believes that its plans, intentions and expectations reflected in these forward-looking statements are reasonable, the Company can give no assurance that its plans, intentions or expectations will actually be achieved.

Item 3. Controls and Procedures

      The Company's Chief Executive Officer/President and its Chief Financial Officer/principal accounting officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as of a date within 90 days of the filing of this Report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this Report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officers also have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and that there were no corrective actions necessary with regard to any significant deficiencies and material weaknesses.

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings

      None

Item 2. Changes in Securities

      None

Item 3. Defaults Upon Senior Securities

      Not Applicable

Item 4. Submission of Matters to a Vote of Securities Holders

      None

Item 5. Other Information

      (a) Effective October 18, 2005, Reno J. Calabrigo sold and transferred 10,000,000 shares of preferred stock of the Company to Sunrise Lighting Holdings Limited ("Sunrise"), a Hong Kong limited liability company, for $150,000. The voting rights of the preferred stock comprise approximately 50.01% of the total voting power of the issued and outstanding capital stock of the Company. Sunrise also acquired an irrevocable proxy to vote 5,000,000 shares of the Common Stock of the Company owned by Mr. Calabrigo for a period of one year, extendable for one-year in the event that the Company and Sunrise do not merge or reorganize together within one-year. Sunrise is a leading manufacturer of lighting fixtures in The People's Republic of China.

      In connection with his sale of preferred stock to Sunrise, Mr. Calabrigo agreed to pay all outstanding payables and debt obligations of the Company that were incurred on or before October 18, 2005.

      Effective October 18, 2005, Mr. Kenneth Sanders and Mr. Charles Ming resigned as directors of the Company for personal reasons, and not because of any disagreement with the Company concerning its operations, policies or procedures. Because Mr. Kenneth Sanders and Mr. Charles Ming resigned as directors of the Company, the remaining directors appointed Mr. Sun Xuguang and Mr. Sun Shaojun to become members of the Board of Directors of the Company to fill the vacancies on the Board of Directors, and also appointed Mr. Sun Xuguang to be the new Chairman of the Board, Chief Executive Officer, President and Treasurer of the Company and appointed Mr. Sun Shaojun as the Vice President, Chief Financial Officer and Secretary of the Company. Mr. Sun Xuguang and Mr. Sun Shaojun are brothers and are executives of Sunrise. Mr. Sanders will continue to assist the Company in an advisory capacity regarding the mining properties of the Company in Mongolia, and Reno J. Calabrigo will continue to serve the Company as a consultant.

      (b) Placer Dome International Limited ("Placer Dome") informed the Company by letter dated November 10, 2005, that having completed a review of available data of the Kuhl Morit Exploration property of the Company in Mongolia and a site visit, that Placer Dome does not wish to provide any further with the property. The letter included a brief report and assay results of samples. The Company has made arrangements for an assay report to be prepared by Rio Minerals Limited, an independent mining geology firm, which is expected in the near future. Depending upon the results of the assay report, the Company will evaluate the exploration and development aspects of its Kuhl Morit property.

      (c) The Company does not have any procedures in place by which security holders may recommend nominees to the Board of Directors of the Company.

Item  6. Exhibits

Exhibits

Exhibit             Number Description
--------------      -----------

3(i) Articles of Incorporation of the Company are incorporated herein by reference to the Form S-1 registration statement of the Company filed on December 31, 1999 by its predecessor, Progolftournaments.com

3(ii) Certificate of Amendment to Articles of Incorporation of the Company is incorporated herein by reference to the Form 8-K current report of the Company filed April 6, 2001, by its predecessor, Progolftournaments.com

3(iii) Certificate of Amendment to Articles of Incorporation of the Company filed October 14, 2002.

3(iv) Certificate of Amendment to Articles of Incorporation of the Company filed October 21, 2004.

3(v) By Laws of the Company are incorporated herein by reference to the second exhibit to the Form S-1 registration statement filed by its predecessor, Progolftournament.com on December 31, 1999.

10.1                Letter from Placer Dome International Limited dated November
                    10, 2005.

31.1                Certification of Sun Xuguang

31.2                Certification of Sun Shaojun

32.1                Certification of Sun Xuguang and Sun Shaojun

                                   SIGNATURES
                                   ----------

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MAGNUM D'OR RESOURCES INC.


February 6, 2006
                                         /s/   Sun Xuguang
                                         -----------------------
                                         Sun Xuguang, Chief Executive Officer,
                                         President, and Treasurer


February 6, 2006
                                         /s/    Sun Shaojun
                                         -----------------------
                                         Sun Shaojun, Vice President,
                                         Chief Financial Officer, Secretary, and
                                         Principal Accounting Officer

                           INDEX OF EXHIBITS ATTACHED

Exhibit             Number Description
-------             ------------------

3(iii) Certificate of Amendment to Articles of Incorporation of the Company filed October 14, 2002.

3(iv) Certificate of Amendment to Articles of Incorporation of the Company filed October 21, 2004.

10.1                Letter from Placer Dome International Limited dated November
                    10, 2005.

31.1                Certification of Sun Xuguang

31.2                Certification of Sun Shaojun

32.1                Certification of Sun Xuguang and Sun Shaojun