Form 10QSB
period 2006-03-31
Magnum dOr Resources Inc
filed 2006-05-09
CIK 1099963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
EXCHANGE ACT

Commission File Number: 0-31849

MAGNUM D'OR RESOURCES, INC.

Exact name of small business issuer as specified in its charter

NEVADA (State or other jurisdiction of incorporation or organization)	98-02152222 I.R.S. Employer Identification No.

1719 International Trade Centre 11-19 Sha Tsoi Road
Tsuen Wan, N.T. Hong Kong
The People's Repubilc of China

(Address of principal executive offices)

011-86-757-83660683

Issuer's telephone number

Zone A, Shishan Science & Industrial Garden
Nanhai Area, Foshan City
Guangdong Province 528225
The People's Republic of China

 (Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months(or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☒ No☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the Issuer's common equity as of the latest practicable date: 4,993,351 shares as of May 4, 2006.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheet as of March 31, 2006 (unaudited)

Condensed Consolidated Statements of Operations for the three and six months ended
March 31, 2006 and 2005 (unaudited)

Condensed Consolidated Statements of Cash Flows for the six months ended
March 31, 2006 and 2005 (unaudited)

Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operations

Item 3. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements:

MAGNUM D'OR RESOURCES INC.
(A MINING EXPLORATION COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2006 (Unaudited)

ASSETS:
Current assets:
Cash	$–
Prepaid Expenses	–

Total current assets	–
Fixed assets:
Office Furniture	–
Less Accumulated Depreciation	–

Net fixed assets	–

TOTAL ASSETS	$–

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable	$1,250
Notes Payable	40,726

Total Current Liabilities	41,976

Stockholders' Equity:
Preferred Stock, $.001par value; 10,000,000 authorized, 10,000,000 issued and outstanding	10,000
Common Stock, $.001 par value; 200,000,000 authorized, 4,993,351, issued and outstanding, after reverse stock split	4,993
Additional paid-in capital	5,021,916
Deficit accumulated during the development stage	(5,078,885)

Total Stockholders' Equity (Deficit)	(41,976)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$–

The accompanying notes are an integral part of these financial statements.

MAGNUM D'OR RESOURCES, INC.
(A MINING EXPLORATION COMPANY)
CONDENSED COSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended March 31,		Six Months Ended March 31,		September 3, 1999 (Inception) to March 31,

	2006	2005	2006	2005	2006
Revenue:

Total Revenue	$–	$–	$–	$–	$6,153

Expenses:
Exploration and development costs	–	–	–	438,540	2,168,796
General and administrative	24,258	10,167	42,258	49,500	2,745,766
Depreciation	–	15	27	44	31,507
Web site development costs	–	–	–	–	887,110

Total Operating Expenses	24,258	10,182	42,285	488,084	5,833,179

Loss from Operations before unusual items	(24,258)	(10,182)	(42,285)	(488,084)	(5,827,026)

Unusual Items
Spin off of wholly-owned subsidiary	–	–	–	–	615,840
Gain (loss) on settlement of debt	–	–	–	–	132,301

Net Loss	$(24,258)	$(10,182)	$(42,285)	$(488,084)	$(5,078,885)

Per Share Information:
Weighted Average Number of Common Stock
Shares Outstanding, after reverse stock split - Basic and Diluted	4,993,351	3,622,225	4,993,351	3,738,459

Net Loss per Common Share	$–	$–	$(0.01)	$(0.13)

The accompanying notes are an integral part of these financial statements.

MAGNUM D'OR RESOURCES INC.
(A MINING EXPLORATION COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months Ended March 31,		September 3, 1999 (Inception) to March 31,

	2006	2005	2005
Cash Flows from Operating Activities:
Net Loss	$(42,285)	$(488,084)	$(5,078,885)
Adjustments to reconcile net loss to cash used in operating activities:
Stock issued for services and expenses	–	116,698	3,526,561
Depreciation	27	44	31,334
Loss on sale of software license	–	–	54,200
Foreign exchange adjustment	–	–	28
Changes in assets and liabilities
(Increase) in prepaid expenses	–	(280)	(1,315)
Increase (decrease) in accounts payable	(38,001)	235,301	1,250

Net Cash Flows Used by Operations	(80,259)	(136,321)	(1,466,827)

Cash Flows from Investing Activities:
Disposal of fixed assets	–	–	17,561
Purchase of Assets	–	–	(18,142)

Net Cash Flows Used for Investing Activities	–	–	(581)

Cash Flows from Financing Activities:
Issuance of stock for cash	–	–	262,441
Proceeds paid to notes payable- net	79,978	136,329	1,204,967

Net Cash Flows Used by Financing Activities	79,978	136,329	1,467,408

Net Increase (Decrease) in Cash	(281)	8	–

Cash and cash equivalents - Beginning of period	281	–	–

Cash and cash equivalents - End of period	$–	$8	$–

SUPPLEMENTARY INFORMATION
Interest Paid	$93	$150	$2,096
Taxes Paid	$–	$–	$–
In October 2005, the Company converted accounts payable due to a shareholder to additional paid-in capital.	$39,250	$–	$39,250

The accompanying notes are an integral part of these financial statements.

MAGNUM D'OR RESOURCES INC.
(A Mining Exploration Company)
Notes To Condensed Consolidated Financial Statements

March 31, 2006
(Unaudited)

Note 1 - General

Nature of Business

Magnum d'Or Resources, Inc., Inc. (the "Company") was incorporated on September 3, 1999 under the laws of the State of Nevada. The Company is a mining resources company and has focused on exploration and advancement of premium base and precious metals. Currently, the Company is seeking a merger with an operating entity.

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended March 31, 2006 are not necessarily indicative of the results expected for the full year. The accompanying condensed financial statements should be read in conjunction with the audited financial statements at September 30, 2005 included in the Company’s Form 10-KSB annual report.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

Deferred tax assets

Net operating loss carryforwards	$5,078,885
Valuation allowance for deferred tax assets	(5,078,885)
Net deferred tax assets	$–

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of March 31, 2006, the Company had net operating loss carryforwards of approximately $5,078,885 for federal and state income tax purposes. These carry forwards, if not utilized to offset taxable income begin to expire in 2016. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

Note 3 – Note Payable

On March 30, 2006, the Company approved that the $40,513 amount owing to an affiliate be converted into a convertible promissory note with interest payable at the rate of 6% per annum commencing on March 30, 2006. This note is convertible into common stock at the price of the last trade on the date the demand for conversion is made. These shares also have piggy-back rights for registration.

Note 4 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company’s operations are in the development stage, the Company has generated no income, and has incurred losses of $5,078,885 in operations since inception.

The future success of the Company is dependent on its ability to obtain additional capital to develop its resource properties and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

Note 6 – Subsequent Event

In March 2006, the Company's board of directors approved a 1-for-40 reverse stock split of the Company's common stock. In addition, the reverse stock split resulted in a reclassification from common stock to additional paid-in capital to reflect the adjusted share amount as the par value of the Company's common stock remained at $0.001. On April 24, 2006, the reverse stock split became effective. All share and per share data information in the financial statements for all periods have been retroactively restated to reflect the reverse stock split.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Significant Accounting Estimates and Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salebility and recoverability of inventory, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We must make estimates of the collectibility of accounts receivable. We analyze historical write-offs, changes in our internal credit policies and customer concentrations when evaluating the adequacy of our allowance for doubtful accounts. Differences may result in the amount and timing of expenses for any period if we make different judgments or use difference estimates.

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent that we establish a valuation allowance or increase this allowance in a period, we must include a tax provision or reduce our tax benefit in the statements of operations. We use our judgment to determine our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We believe, based on a number of factors including historical operating losses that we may not realize the future benefits of a significant portion of our net deferred tax assets and we have accordingly provided a full valuation allowance against our deferred tax assets. However, various factors may cause those assumptions to change in the near term.

We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations. We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

Results of Operations for the three months ended March 31, 2006 compared to March 31, 2005

The Company had no revenues during the three month periods ended March 31, 2006 and 2005.

The Company did not pay any exploration or development costs during the three month periods March 31, 2006 and 2005.

During the three months ended March 31, 2006, general and administrative expenses totaled $24,258, consisting primarily of audit and accounting fees, as compared to $10,168 for the period ended March 31, 2005, an increase of approximately 139%.

Results of Operations for the six months ended March 31, 2006 compared to March 31, 2005

During the six months ended March 31, 2006, the Company had very little activity regarding its mineral interests and did not spend any money on exploration and development activities as compared to the same period ended March 31, 2005 when the Company incurred $ 438,540 in exploration costs.

During the six months ended March 31, 2006, general and administrative expenses totaled $42,258, consisting primarily of audit and accounting fees, as compared to $49,500 for the period ended March 31, 2005, a decrease of approximately 14.6%.

Liquidity and Capital Resources

The Company is a development stage mining exploration company and had no revenues during the six month periods ended March 31, 2006 and March 31, 2005.

The Company had no cash as of March 31, 2006. Payables of the Company were reduced during the six month period ended March 31, 2006, by payments made by Reno J. Calabrigo, the former Chief Executive Officer and President of the Company, and by loans from a stockholder of the Company.

The Company has not established any bank financing or line of credit with any financial institutions. As a result, the liquidity of the Company is presently dependent upon loans from the stockholders of the Company. The Company may seek capital from the sale of its common stock or other securities; however, there is no assurance that an offering of its securities can be completed on terms satisfactory to the Company.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4". Statement No. 151 requires that certain abnormal costs associated with the manufacturing, freight, and handling costs associated with inventory be charged to current operations in the period in which they are incurred. The adoption of SFAS 151 had no impact on the Company's financial position, results of operations, or cash flows.

In December 2004, the FASB issued a revision of SFAS No. 123 "Share-Based Payment". The statement establishes standards for the accounting for transactions in which an entity exchanges its equity investments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The statement does not change the accounting guidance for share-based payments with parties other than employees.

The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exception). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). A public entity will initially measure the cost of employee services received in exchange for an award of liability instrument based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation over that period.

The grant-date for fair value of employee share options and similar instruments will be estimated using option- pricing models adjusted for the unique characteristics of these instruments.

The statement is effective for the quarter beginning January 1, 2006.

SFAS No. 152 "Accounting for Real Estate Time Sharing Transactions", SFAS No. 153 "Exchange of Nonmonetary Assets", SFAS No. 154 "Accounting for Changes and Error Corrections", SFAS No. 155 "Accounting for Certain Hybrid Financing Instruments", and SFAS No. 156 "Accounting for Servicing of Final Assets" were recently issued but have no current applicability to the Company and have no effect on its consolidated financial statements.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Securities Holders

On March 13, 2006, the stockholders of the Company approved a 1-for-40 reverse stock split of the outstanding common stock of the Company by a written consent, and an Information Statement was sent to the stockholders of the Company. The reverse stock split became effective on April 24, 2006.

As a result of the reverse stock split, the Company was assigned a new trading symbol of MDOR for its common stock on the NASD Electronic Bulletin Board over-the-counter market (OTC-BB).

Item 5. Other Information

The Company does not have any procedures in place by which security holders may recommend nominees to the Board of Directors of the Company.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description

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
Certificate of Amendment to Articles of Incorporation of the Company filed October 14, 2002 is incorporated by reference hereto Exhibit 3(iii) to the Form 10-QSB of the Company for the period ended December 31, 2005.

3(iv)
Certificate of Amendment to Articles of Incorporation of the Company filed October 21, 2004 is incorporated by reference hereto Exhibit 3(iv)to the Form 10-QSB quarterly report of the Company for the period ended December 31, 2005.

3(v)	By Laws of the Company are incorporated herein by the Reference to the second exhibit to the Form S-1 registration statement filed by its predecessor, Progolftournament.com on December 31, 1999.

10.1
Letter from Placer Dome International Limited dated November 10, 2005, is hereby incorporated by reference to Exhibit 10.1 to the Form 10-QSB quarterly report of the Company for the period ended December 31, 2005.

31.1	Certification of Sun Xuguang

31.2	Certification of Sun Shaojun

32	Certification of Sun Xuguang and Sun Shaojun

99.1
Drill hole summaries of an assay report regarding the Khul Morit Project of the Company in Mongolia is incorporated herein by reference to Exhibit 99.1 of the Form 8-K current report filed by the Company on March 10, 2006.

(b) Reports on Form 8-K

On March 10, 2006, the Company filed a Form 8-K current report (Item 3.03 and Item 8.01) regarding a proposed reverse stock split of its common stock and its receipt of an assay report regarding its Khul Morit Project in Mongolia.

On March 13, 2006 the Company filed a form 8-K/A current report (Item 3.03 and Item 8.01) regarding the reverse stock split of the common stock of the Company and its receipt of an assay report regarding its Khul Morit Project in Mongolia.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNUM D'OR RESOURCES INC.
May 8, 2006	/s/ Sun Xuguang
Sun Xuguang, Chief Executive Officer,
President, and Treasurer

May 8, 2006	/s/ Sun Shaojun
Sun Shaojun, Vice President,
Chief Financial Officer,
Secretary, and Principal Accounting Officer

INDEX OF EXHIBITS ATTACHED

Exhibit	Number Description

31.1	Certification of Sun Xuguang

31.2	Certification of Sun Shaojun

32	Certification of Sun Xuguang and Sun Shaojun