Form 10QSB
period 2006-06-30
Magnum dOr Resources Inc
filed 2006-08-08
CIK 1099963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
EXCHANGE ACT

Commission File Number: 0-31849

MAGNUM D'OR RESOURCES, INC.
______________________________
Exact name of small business issuer as specified in its charter

NEVADA	98-02152222
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.

1719 International Trade Centre 11-19 Sha Tsui Road
Tsuen Wan, N.T. Hong Kong
The People's Republic of China
_____________________________
(Address of principal executive offices)

00852-24127922
_____________________________
Issuer's telephone number

Copies to:
1108 W. Valley Blvd, STE 6-399
Alhambra, CA 91803
Tel: (626) 407-2618

Check whether the registrant (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,136,107 shares

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

MAGNUM D'OR RESOURCES, INC.

INDEX

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements:

Condensed Consolidated Balance Sheet as of June 30, 2006 (unaudited)

Condensed Consolidated Statements of Operations for the three and nine month periods ended June 30, 2006 and 2005, and from inception to June 30, 2006 (unaudited)

Condensed Consolidated Statement of Cash Flows for the nine months ended
June 30, 2006 and 2005 and from inception to June 30, 2006
(unaudited)

Condensed Notes to the Condensed Consolidated Financial Statements (unaudited)

Item 2 Management's Discussion and Analysis or Plan of Operations

Item 3 Controls and Procedures

PART II OTHER INFORMATION

Item 1 Legal Proceedings

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 Defaults upon Senior Securities

Item 4 Submission of Matters to a Vote of Security Holders

Item 5 Other Information

Item 6 Exhibits

Signatures

 PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

MAGNUM D'OR RESOURCES INC.
(A MINING EXPLORATION COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2006 (Unaudited)

ASSETS:
Current assets:
Cash	$-
Prepaid Expenses	-

Total current assets	-
Fixed assets:
Office Furniture	-
Less Accumulated Depreciation	-

Net fixed assets	-

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
Accounts payable and accrued liabilities	$7,196
Accrued interest	616
Advance from company officers	10,826
Notes Payable	40,726

Total Current Liabilities	59,364

Stockholders' Deficit:
Preferred Stock, $.001par value; 10,000,000 authorized, 10,000,000 issued and outstanding	10,000
Common Stock, $.001 par value; 200,000,000 authorized, 5,057,244 issued and outstanding, after reverse stock split	5,057
Additional paid-in capital	5,021,852
Deficit accumulated during the development stage	(5,096,273)

Total Stockholders' Deficit	(59,364)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-

The accompanying notes are an integral part of these financial statements.

MAGNUM D'OR RESOURCES, INC.
(A MINING EXPLORATION COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
					September 3, 1999
	Three Months Ended		Nine Months Ended		(Inception) to
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006

Revenue:

Total Revenue	$-	$-	$-	$-	$6,153

Expenses:
Exploration and development costs	1,956	271,696	1,956	1,820,825	2,170,752
General and administrative	14,816	53,596	57,074	115,990	2,760,582
Depreciation	-	15	27	59	31,507
Interest	616	-	616	-	616
Web site development costs	-	-	-	-	887,110

Total Operating Expenses	17,388	325,307	59,673	1,936,874	5,850,567

Loss from Operations before unusual items	(17,388)	(325,307)	(59,673)	(1,936,874)	(5,844,414)

Unusual Items
Spin off of wholly-owned subsidiary	-	-	-	-	615,840
Gain (loss) on settlement of debt	-	-	-	-	132,301

Net (Loss)	$(17,388)	$(325,307)	$(59,673)	$(1,936,874)	$(5,096,273)

Per Share Information:
Weighted Average Number of Common Stock
Shares Outstanding, after reverse stock split - Basic and Diluted	5,057,244	4,586,127	5,057,244	4,269,464

Net Income per Common Share - Basic and Diluted	$-	$(0.07)	$(0.01)	$(0.45)

The accompanying notes are an integral part of these financial statements.

MAGNUM D'OR RESOURCES INC.
(A MINING EXPLORATION COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			September 3, 1999
	Nine Months Ended		(Inception) to
	June 30,		June 30,
	2006	2005	2006
Cash Flows from Operating Activities:
Net Loss	$(59,673)	$(1,936,874)	$(5,096,273)
Adjustments to reconcile net loss to cash used in operating activities:
Stock issued for services and expenses	-	1,322,396	3,526,561
Depreciation	27	59	31,334
Loss on sale of software license	-	-	54,200
Foreign exchange adjustment	-	-	28
Changes in assets and liabilities
(Increase) in prepaid expenses	-	(280)	(1,315)
Increase (decrease) in accounts payable and accrued liabilities	(31,439)	126,262	7,812

Net Cash Flows Used by Operations	(91,085)	(488,437)	(1,477,653)

Cash Flows from Investing Activities:
Disposal of fixed assets	-	-	17,561
Purchase of Assets	-	-	(18,142)

Net Cash Flows Used for Investing Activities	-	-	(581)

Cash Flows from Financing Activities:
Issuance of stock for cash	-	-	262,441
Proceeds paid to notes payable- net	79,978	488,863	1,204,967
Advance from company officers	10,826	-	10,826

Net Cash Flows Used by Financing Activities	90,804	488,863	1,478,234

Net Increase (Decrease) in Cash	(281)	426	-

Cash and cash equivalents - Beginning of period	281	-	-

Cash and cash equivalents - End of period	$-	$426	$-

SUPPLEMENTARY INFORMATION
Interest Paid	$93	$83	$2,096
Taxes Paid	$-	$-	$-
NON-CASH TRANSACTIONS
In October 2005, the Company converted accounts payable due to a shareholder to additional
paid-in capital.	$39,250	$-	$39,250

Stock issued for debt settlement	$-	$954,917	$1,082,102

The accompanying notes are an integral part of these financial statements.

MAGNUM D'OR RESOURCES INC.
(A Mining Exploration Company)
Notes To Condensed Consolidated Financial Statements

June 30, 2006
(Unaudited)

Note 1 - General

Nature of Business

Magnum d'Or Resources, Inc. (the "Company") was incorporated on September 3, 1999 under the laws of the State of Nevada. The Company is a junior mining resources company and has focused on exploration and advancement of premium base and precious metals in Mongolia. Currently, the Company is seeking a merger with an operating entity.

During October 2005, the Company formed Sunrise Mining Corporation (“Sunrise”), which became a wholly-owned subsidiary. Subsequent to Sunrise’s incorporation, the Company transferred all of the rights to its mining operations to Sunrise.

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended June 30, 2006 are not necessarily indicative of the results expected for the full year. The accompanying condensed financial statements should be read in conjunction with the audited financial statements at September 30, 2005 included in the Company’s Form 10-KSB annual report.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

Deferred tax assets

Net operating loss carryforwards	$2,038,000
Valuation allowance for deferred tax assets	(2,038,000)

Net deferred tax assets	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of June 30, 2006, the Company had net operating loss carryforwards of approximately $5,096,273 for federal and state income tax purposes. These carry forwards, if not utilized to offset taxable income begin to expire in 2016. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

Note 3 - Note Payable

On March 30, 2006, the Company approved that $40,726 of the amount owing to an affiliate be converted into a convertible promissory note with interest payable at the rate of 6% per annum commencing on March 30, 2006. This note is convertible into common stock at the price of the last trade on the date the demand for conversion is made. These shares would have piggy-back rights for registration.

Note 4 - Related Party Transactions

The Company's current officers have advanced a total of $10,826, during the three month period ended June 30, 2006, to the Company which advances are unsecured, non-interest bearing and have no fixed terms of repayment.

Note 5 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company’s operations are in the development stage, the Company has generated no income, and has incurred losses of $5,096,273 in operations since inception.

The future success of the Company is dependent on its ability to attain additional capital to develop its resource properties and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

Note 6 - Share Capital

On April 24, 2006, the Company’s 1-for-40 reverse stock split became effective. In connection with this reverse stock split, the Corporation provided 65,560 new common shares as the special treatment to certain stockholders of the Corporation who owned less than 4,000 common shares before the reverse split, and the total outstanding common shares was 5,057,244 as of June 30, 2006. All share and per share data information in the financial statements for all periods have been retroactively restated to reflect the reverse stock split.

Item 2. Management's Discussion and Analysis of Financial Condition or Results of Operations

Forward-looking Information

This quarterly report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. See our annual reports on Form 10-KSB for the years ended September 30, 2005 and 2004.

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

General

The following discussion and analysis summarizes the results of operations of Magnum d'Or Resources, Inc. ("Magnum", the "Company" or "we") for the three month and nine month periods ended June 30, 2006.

Magnum is a mining exploration and development company that holds a portfolio of exploration and development properties in Mongolia. We currently focus our resources primarily on the development and financing of our Mongolian properties. At present, none of our properties are in production and, consequently, we have no current operating income.

Overview

The Company conducted an evaluation test drilling program on its Kohl Morit copper/gold property in Mongolia. The work was conducted by Rio Minerals Limited of Vancouver, British Columbia, a company specializing in mineral exploration and development. The Kohl Morit property is located in south central Mongolia and consists of approximately 494 hectares.

The Company also owns an option to acquire a 100% ownership interest in another prospective copper-gold mining property called the Shandi property located in southeastern Mongolia.

The following describes the latest status update regarding the two mineral property licenses of which the Company has an option to acquire 100% interests in:

"Khul Morit" property (license number "6283")

The Company received the "Khul Morit 2004 drill assay summary" from Rio Mineral Limited in March 2006, and is still waiting for the full geological and geochemical report from Rio Mineral Limited.

The Company is in the process of trying to change the title of the Khul Morit exploration license from its current license holder to the name of the Company.

"Shandi" property (original license number "4768", now license number "10582")

In late 2005, Mr. Tham of Ton Fei Fred Tham & Associates asked his Mongolia contact "Timursukh Oidov" to renew License No. 4768 for Magnum. During this process, the Mineral Resource and Petroleum Authority of Mongolia (“MRPAM”) in Mongolia underwent certain policy changes, which resulted in the temporary loss of License No. 4768. In order to avoid losing mining rights on the Shandi property, Timursukh Oidov listed his name on the property as the owner. Under MRPAM policies, when a new owner is the license holder of an existing mining property, a new license number must be issued. As a result, the Shandi property is now licensed to Mr. Oidov under license no. 10582 (“License No. 10582”). In a letter dated April 12, 2006 sent by Fred Tham, Mr. Oidov agreed to assign License No. 10582 to Ton Fei Fred Tham & Associates and further agreed to uphold the terms of the option agreement dated September 25, 2003 as if it were entered into between Mr. Oidov and our Company.

Political Environment

In April 2006, there were some mass protests against the Mongolian government’s granting of mineral concessions to North American firms, and the Mongolian government is in the process of amending the mining laws. The political situation in Mongolia has deteriorated to the point that management of our Company believes that it may be better for us to hold onto our mining investments until everything is clear.

"Windfall profits" tax

The Mongolian state on May 12, 2006, imposed what it is called a "windfall profits" tax on mining carried out in that country. The law constitutes a 68% tax on profits from mineral sales when the copper and gold price are above US$1.18 a pound and US$500 per ounce respectively. The new tax has caused a lot of investor concerns and is destroying investment in Mongolia's mining industry.

Given the recent political and mining law changes in Mongolia, we believe it would be in the Company's best interests to wait until the political clouds in Mongolia are clear as well as the license title is changed to the name of the Company before a further exploration program can be carried on.

Any additional evaluation test drilling at the Kohl Morit property or at the Shandi property will require substantial capital expenditures to determine the scope of their copper and gold reserves and to evaluate their commercial viability. The Company does not have the necessary capital to conduct additional test drilling to fully evaluate these mining properties at this time.

Results of Operations

Comparison of the three months ended June 30, 2006 and 2005

For the three month period ended June 30, 2006 compared to the three month period ended June 30, 2005, Magnum had a net loss of $17,388 and $325,307, respectively, a decrease of approximately 94.7%.

Mining exploration costs decreased 99.3% to $1,956 during the three month period ended June 30, 2006 as compared to $271,696 for the comparable period in 2005. The $1,956 exploration cost was a payment made to Rio Mineral Limited for their re-do of the Khul Morit drilling soil assays to be expressed in ppm (parts per million) instead of grams per tonne.

General and administrative expenses decreased 72.4% to $14,816 during the three month period ended June 30, 2006 as compared to $53,596 for the comparable period in 2005. The decrease was due primarily to the Company’s decline in mining activities.

Comparison of the nine months ended June 30, 2006 and 2005

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

For the nine month period ended June 30, 2006 compared to the nine month period ended June 30, 2005, Magnum had a net loss of $59,673 and $1,936,874, respectively, a 97% decrease in net loss.

Mining exploration costs decreased 99.9% to $1,956 during the nine month period ended June 30, 2006 as compared to $1,820,825 for the comparable period in 2005.

General and administrative expenses decreased 50.8% to $57,074 during the nine months ended June 30, 2006 as compared to $115,990 for the comparable period in 2005.

Liquidity and Capital Resources

At June 30, 2006, the Company had current assets of $0, a working capital deficit of $59,364 and had $91,085 of net cash used by operations during the nine month period ended June 30, 2006.

The Company's working capital deficit was $59,364 at June 30, 2006, compared to a working capital deficit of $60,184 at September 30, 2005. The change in the working capital deficit is due primarily to the reduction of current payables.

Magnum must rely on corporate officers, directors and outside investors in order to meet its budget for further exploration. If Magnum is unable to obtain financing from any of one of these aforementioned sources, the Company would not be able to complete the financial requirements regarding the exploration and development of its Mongolian properties or to continue as a going concern.

Management is currently looking for the capital to complete our corporate objectives. In addition, we may engage in joint mining activities with other businesses. The Company cannot predict the extent to which its liquidity and capital resources will be available prior to the consummation of a business combination or whether its capital will be further depleted by its operating losses.

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

This quarterly report on Form 10-QSB is qualified in its entirety by the information included in the Company's annual report on Form 10-KSB for the year ended September 30, 2005, including without limitation, the financial statements and notes therein.

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

Consolidation

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiary, after elimination of all material intercompany accounts, transactions and profits.

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

In November 2004, the FASB issued SFAS No 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the productivity and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The adoption of SFAS No. 151 is not expected to have a material impact on the Company's financial position and results of operations.

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

The Company does not anticipate the adoption of SFAS 154 “Accounting for Corrections and Errors,” SFAS 155 “Accounting for Certain Hybrid Financial Instruments” and SFAS 156 “Accounting for Servicing of Financial Assets” will have an impact on the Company’s financial position or the results of its operations.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

N/A

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

N/A

Item 3 Defaults Upon Senior Securities

N/A

Item 4 Submission of Matters to a Vote of Security Holders

During April 2006, the Company issued a Schedule 14C Information Statement reflecting the approval by the stockholders of the Company of a one-for-forty (1-for-40) reverse split of its issued and outstanding shares of common stock. The reverse stock split was made effective on April 24, 2006

Item 5 Other Information

N/A

Item 6 Exhibits

(a) Exhibits

31.1	Certification of Xuguang Sun

31.2	Certification of Shaojun Sun

32	Certification of Xuguang Sun and Shaojun Sun

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 4, 2006
Magnum d'Or Resources, Inc.

	By:	/s/ Xuguang Sun

Xuguang Sun, Chief Executive Officer, President and Treasurer

MAGNUM D'OR RESOUCES, INC.

INDEX OF EXHIBITS ATTACHED

31.1	Certification of Xuguang Sun

31.2	Certification of Shaojun Sun

32	Certification of Xuguang Sun and Shaojun Sun