Form 10KSB
period 2006-09-30
Magnum dOr Resources Inc
filed 2006-12-28
CIK 1099963

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the year ended September 30, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

0-31849
Commission file Number
Magnum d'Or Resources, Inc.
Exact name of small business issuer as specified in its charter

Nevada	98 - 0215222
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.

1108 W. Valley Blvd, STE 6-399
Alhambra, CA 91803 United States
(Address of principal executive offices)

1-305-420-6563
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:

Title of each class     Title of each exchange on which registered

    N/A           N/A

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☒   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State issuer’s revenues for its most recent fiscal year: $ 0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $1,448,292 as of December 27, 2006.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☒   No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,785,090 shares of Common Stock as of December 27, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

General

Magnum d’Or Resources, Inc. (“the Company”) is a junior resource company focused on the exploration and advancement of premium base and precious metal assets primarily in Mongolia. The Company has two properties in Mongolia whereby the Company has an option to earn a 100% ownership interest in the properties and to purchase the royalties outright. One property is strategically located near the town of Undershill adjacent to Ivanhoe Mines' property in Mongolia. The Company's last discoveries in the Undershill property and the acquisition to earn up to a 100% interest in the Khol Morit porphyry-copper gold property ensures continued mining activity.

The Company acquired an option to earn a 100% interest in the Shandi gold-copper property (exploration license number “10582”) located in southeastern Mongolia which consists of approximately 20667 hectares.. The property hosts favorable geology and shares borders with Ivanhoe Mines and International Uranium Corp. The Shandi property lies within the Undershill Deep Fault, a region favorable to copper and gold discoveries.

The Company has acquired an option to earn a 100% interest in the Khol Morit porphyry-copper gold property located west of Ivanhoe Mine's Turquoise Hill Project in south-eastern Mongolia. Under the terms of the option agreement, the Company has an exclusive right to earn a 100% interest in the property within a nine month period through share issuances of Common Stock, a cash consideration, and an exploratory work program to take place within nine months.

The Khol Morit property hosts a porphyry copper system with alteration covering 2 square kilometers (approximately 494 hectares). In a report on the property, it was suggested that due to the effects of surface oxidation and leaching, copper mineralization may be more extensive at depth than at the surface.

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

The Company has had no substantial business operations in several years, except limited mining exploration activities, and has been seeking to acquire an interest in a business with long-term growth potential. The Company currently has no commitment or arrangement to participate in a business and cannot now predict what type of business it may enter into or acquire. It is emphasized that the business objectives discussed herein are extremely general and are not intended to be restrictive on the discretion of the Company's management.

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

Change of Control

On December 20, 2006, Mr. Chad Curtis acquired 10,000,000 shares of the Company’s voting Preferred Stock (the “Shares”) from Sunrise Lighting Holdings. Each Share entitles the holder to the equivalent of 20 voting shares of the Company’s common stock and, therefore, provides Mr. Curtis voting control of the Company. In connection with the consummation of this transaction, Xuguang Sun resigned as an officer and director of the Company and Chad Curtis was appointed President and Chief Executive Officer of the Company and was elected to the Company’s board of directors. Mr. Curtis will lead the Company’s efforts to seek out potential acquisition candidates and manage the negotiations and acquisitions process necessary to complete acquisitions for the Company.

Possible Acquisition

The Company has entered into a non-binding letter of intent to acquire Terra Elastomer Technologies S.L., a company based in Dusseldorf, Germany (“Terra”). Terra, through its subsidiaries, is a manufacturer of granulator and state-of-the-art shredding equipment for use in the recycling industry and also designs and builds recycling and electronic scrap plants under commission from non-affiliated third parties. Inteso, a subsidiary of Terra, reprocesses elastomer-based waste and scrap materials which result from the manufacture of industrial rubber goods and tires. No specific terms or conditions have been agreed to. The transaction is subject to the Company’s due diligence and such other conditions in a transaction of this nature, and thus no definitive agreement has been consummated between the Company and Terra. The letter of intent does provide, however, that the Company has exclusivity until March 31, 2007, thereafter, if no definitive agreement is signed, neither party will be obligated to complete the transaction.

ITEM 2.    DESCRIPTION OF PROPERTY

The principal executive offices of the Company are located at 1108 W. Valley Blvd., Suite 6-399, Alhambra, CA 91803, provided by an officer and director of the Company at no cost to the Company.

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

Calendar Quarter Ended	High Bid	Low Bid

March 31, 2004	$0.173	$0.09
June 30, 2004	$0.219	$0.08
September 30, 2004	$0.092	$0.039
December 31, 2004	$0.68	$0.035

March 31, 2005	$0.063	$0.0192
June 30, 2005	$0.065	$0.022
September 30, 2005	$0.053	$0.0305
December 23, 2005	$0.036	$0.021

March 31, 2006	$0.02	$0.02
June 30, 2006	$0.30	$0.25
September 30, 2006	$0.11	$0.11
December 19, 2006	$0.14	$0.11

As of December 27, 2006, the closing price for the Company's Common Stock was $.28 per share. There are no outstanding options or warrants to purchase shares of Common Stock of the Company

Since its inception, no dividends have been paid on the Company's Common Stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the Common Stock will be declared and paid in the foreseeable future.

At September 30, 2006, there were approximately (106) holders of record of the Company's Common Stock.

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

General

The following discussion and analysis summarizes the results of operations of Magnum d'Or Resources, Inc. (the "Company" or "we") for the fiscal year ended September 30, 2006.

Magnum is a mining exploration company that currently holds two properties in Mongolia. The Company previously held four properties in Mongolia, two properties were allowed to expire after work was done but the results did not justify any more financial expenditure. We currently focus our resources primarily on the development and financing of our two Mongolian properties. At present, none of our properties are in production and, consequently, we have no current operating income.

Overview

During the year ended September 30, 2006, the Company didn’t commence any drilling program on its two properties. Previously, the Company had commenced and completed a substantial drilling program on its Khul Morit copper/gold property in Mongolia. The work was conducted by Rio Minerals Limited. of Vancouver, British Columbia, a company specializing in mineral exploration and development. The results of the work proved to be encouraging enough to lead to a joint venture agreement with Placer Dome International Limited in July 2005. This joint venture agreement specifies a 2 1/2 year period during which Placer Dome will have the option to earn a 60% interest in the Khol Morit property by expending $1,000,000. However, Placer Dome International terminated this joint venture in November 2005 because of the lack of assay data and the lack of sufficient geological data regarding this property. In March 2006, the Company received the 2004 drill hole summary. In the nine randomly spaced exploration holes that were completed, a new copper discovery was made in hole 4. The hole cut 33 meters (108 feet) grading 1.74% copper. Within this intersection is 27 meters (88 feet) grading 2.09% copper. The highest core sample assay was 6.59% copper. The results of the work proved to be encouraging and the Company wishes to proceed with further exploration.

The Company has successfully renewed the exploration licenses for its Khul Morit property (license number “6283”) and Shandi property (license number “10582”) in Mongolia. The Company has also hired a law firm in Mongolia to successfully incorporate a subsidiary named “Oriental Magnum Inc” for Sunrise Mining Corporation, a subsidiary of the Company. Now that the subsidiary in Mongolia is incorporated, the Company has started the process to change the titles of the Khul Morit exploration license and Shandi exploration license from the name of its current license holders to the name of the subsidiary in Mongolia. The law firm will also act as the Company’s local contact in Mongolia and may also assist the Company’s future exploration program or joint-venture exploration program.

The Company has recently received the full geological and geochemical report from Rio Mineral Limited.

Political Environment

In April 2006, there were some mass protests against the Mongolian government’s granting of mineral concessions to North American firms, and the Mongolian government amended the mining laws that are not welcomed by investors as more regulations, higher license fees and tax rate are applied. The political situation in Mongolia has deteriorated to the point that management of our Company believes that it may be better for us to hold onto our mining investments until everything is clear.

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

Given the political and mining law changes in Mongolia, management of the Company believes it would be in the Company's best interests to wait until the political clouds in Mongolia are clear as well as the license title is changed to the name of the Company before a further exploration program can be carried on.

Any additional evaluation test drilling at the Kohl Morit property or at the Shandi property will require substantial capital expenditures to determine the scope of their copper and gold reserves and to evaluate their commercial viability. The Company does not have the necessary capital to conduct additional test drilling to fully evaluate these mining properties at this time.

Results of Operations

Comparison of the Years Ended September 30, 2006 and 2005

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

For the year ended September 30, 2006 compared to the year ended September 30, 2005, Magnum had a net loss of $118,375 to $2,074,237, respectively, a 94.2% decrease in net loss.

Mining exploration costs decreased 98.7% to $18,019 during the year ended September 30, 2006 as compared to $1,429,458 for the comparable period in 2005 mainly due to the fact that no exploration program was completed in 2006.

General and administrative expenses decreased 84.4% to $100,328 during the year ended September 30, 2006 as compared to $644,719 for the comparable period in 2005.

Liquidity and Capital Resources

At September 30, 2006, the Company had current assets of $7,145, working capital of $3,759, and had $125,314 of net cash used by operations during the year ended September 30, 2006.

The Company's working capital was $3,759 at September 30, 2006, compared to a working capital deficit of $38,970 at September 30, 2005. The change in the working capital deficit is due to the repayment of debts by issuing restricted common stock.

The Company must rely on corporate officers, directors and outside investors in order to meet its budget for further exploration. If the Company is unable to obtain financing from any of one of these aforementioned sources, the Company would not be able to complete its financial obligations regarding the exploration and development of its Mongolian properties or to continue as a going concern.

Management is currently looking for the capital to complete our corporate objectives. The Company expects to carry out its plan of business. In addition, we may engage in joint mining activities with other companies. The Company cannot predict the extent to which its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by its operating losses. The Company has not engaged in discussions concerning potential business combinations.

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

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                          AND FINANCIAL DISCLOSURE

None

ITEM 8A.   CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer/President and its chief financial officer/principal accounting officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as a date within 90 days of the filing of this report) that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officers also have indicated that there were no significant changes in the Company internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and that there were no corrective actions necessary with regard to any significant deficiencies and material weaknesses.

ITEM 8B.   OTHER INFORMATION

Effective May 12, 2006, Mr. Reno J. Calabrigo resigned as director of Magnum for personal reasons, and not because of any disagreement with Magnum concerning its operations, policies or procedures. Because Mr. Reno J. Calabrigo resigned as director of Magnum, the remaining directors appointed Mr. Ka Suen Chau to become a member of the Board of Directors of Magnum to fill the vacancy on the Board of Directors.

Mr. Ka Suen Chau, age 58, has been the director and manager of Hong Kong Up-World Industrial Limited since 1996. From 1994 to 1996, he was manager of the Trading & Investment China Division of Hong Kong Shun Cheong Group (Holdings) Co., Ltd. From 1991 to 1994, he was the manager of Shenzhen Shenhua Industry & Trade Group. From 1983 to 1990, he was the manager of Shenzhen Import & Export Trading Group. He graduated from Guangdong Shangye School with a degree in hardware & electrical appliance in 1968; from 1980 to 1981, he studied mathematics in Guangzhou Yeyu University.

Effective December 20, 2006, Mr. Xuguang Sun resigned as an officer and director of Magnum after Mr. Chad Curtis acquired 10,000,000 shares of voting Preferred Stock (the "Shares") of Magnum from Sunrise Lighting Holdings Limited. Mr. Xuguang Sun doesn’t have any disagreement with Magnum concerning its operations, policies or procedures. Because Mr. Xuguang Sun resigned as an officer and director of Magnum, the remaining directors appointed Mr. Chad Curtis to become the President, Chief Executive Officer, Treasurer, and a director of the Company.

Mr. Chad Curtis, age 30, was, from January 2000 through April 2001 employed by First Union Securities as a Money Manager and Financial Advisor. From April 2001 through December 2004, Mr. Curtis was associated with J.P. Turner & Company in the same capacity. In April 2005 he was retained by Pointe Capital as a Money Manager and remained in that capacity, on a limited basis, through April 2006 when he became associated with Markwood Capital, a division of Acosta Financial Services, where he remained until August 2006. Mr. Curtis has, for the last several years, also been engaged in the acquisition and sale of pre-construction and post-construction residential real estate. Mr. Curtis will continue, at least for the immediate future, in such business endeavors.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Current Management of the Company

The following table sets forth the names, ages, and positions with the Company for each of the present directors and officers of the Company.

Name	Age	Positions

Chad Curtis	30	Chief Executive Officer, President Treasurer and Director

Shaojun Sun	33	Secretary, Chief Financial Officer, Vice President and Director

John K. Yee	61	Director

Ka Suen Chau	58	Director

All executive officers are elected by the Board of Directors and hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified.

The following is information on the business experience of each director and officer.

Mr. Chad Curtis became a director and the Chief Executive Officer, President and Treasurer of the Company on December 20, 2006. From January 2000 through April 2001, he was employed by First Union Securities as a Money Manager and Financial Advisor. From April 2001 through December 2004, Mr. Curtis was associated with J.P. Turner & Company in the same capacity. In April 2005 he was retained by Pointe Capital as a Money Manager and remained in that capacity, on a limited basis, through April 2006 when he became associated with Markwood Capital, a division of Acosta Financial Services, where he remained until August 2006. Mr. Curtis has, for the last several years, also been engaged in the acquisition and sale of pre-construction and post-construction residential real estate. Mr. Curtis will continue, at least for the immediate future, in such business endeavors.

Mr. Shaojun Sun became a director and the Vice President, Chief Financial Officer and Secretary of the Company on October 18, 2005. He has been the Vice President, Chief Financial Officer and Secretary of Sunrise since 1997, including responsibility for the North American Market of Sunrise. He received a B.S. degree in computer science from Zhongshan University and holds two degrees of Master of Business Administration in international business from the University of South Carolina and from Vienna University of Economics and Business Administration.

Mr. Yee has been retired for more than five years, and operates as a consultant and an investor in various industries.

Mr. Ka Suen Chau has been a director and manager of Hong Kong Up-World Industrial Limited since 1996. From 1994 to 1996, he was manager of the Trading & Investment China Division of Hong Kong Shun Cheong Group (Holdings) Co., Ltd. From 1991 to 1994, he was the manager of Shenzhen Shenhua Industry & Trade Group. From 1983 to 1990, he was the manager of Shenzhen Import & Export Trading Group. He graduated from Guangdong Shangye School with a degree in  hardware & electrical appliance in 1968; from 1980 to 1981, he studied mathematics in Guangzhou Yeyu University.

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

Code of Ethics

The Company does not have a code of ethics for our principal executive and financial officers. The Company’s management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

ITEM 10.    EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following sets forth the compensation of the Company’s executive officers for the three fiscal years ended September 30, 2006.

Name and Principal Position	Fiscal Year Ended September 30	Salary	Bonus	Options	All Other Compensation

Xuguang Sun (1)	2006	$ 0	$ 0	$ 0	$ --
President and Chief	2005	$ 0	$ 0	$ 0	$ --
Executive Officer	2004	$ 0	$ 0	$ 0	$ --

Shaojun Sun (1)(2)	2006	$ 0	$ 0	$ 0	$ 30,000
Vice President and	2005	$ 0	$ 0	$ 0	$ --
Chief Financial Officer	2004	$ 0	$ 0	$ 0	$ --

(1) Mr. Xuguang Sun and Mr. Shaojun Sun became the Executive Officers of the Company in October 2005.
(2) Mr. Shaojun Sun received 200,000 common shares to pay for his compensation total $30,000 for the year ended September 30, 2006.

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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of December 28, 2006, the number and percentage of the 5,785,090 outstanding shares of Common Stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address	Common Stock	Percent of Class

Chad Curtis	200,000,000 (1)	97.19%
595 Stewart Avenue
Garden City, NY 11530

Shaojun Sun	334,820	0.16%
1108 W Valley Blvd, STE 6-399
Alhambra, CA 91803

John Yee	132,500	0.06%
2720 Anchor Place
Coquitlam, BC V3C 3S5

Ka Suen Chau	0	0.00%
1719 International Trade Centre
11-19 Sha Tsoi Road
Tsuen Wan, N.T. Hong Kong, China

All Executive Officers and
directors as a group (4 persons)	200,467,320	97.41%

(1) Represents the voting beneficial ownership of 200,000,000 shares of Common Stock of the Company created by the voting power of its 10,000,000 shares of Preferred Stock of the Company.  Each share of Preferred Stock entitles the holder to the equivalent of 20 voting shares of Common Stock.

The stock transfer agent of the Company is Holladay Stock Transfer, Inc., 2939 N. 67th Place, Scottsdale, AZ 85251; telephone number
(480) 481-3940.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended September 30, 2006, the Company issued 277,799 shares of its restricted Common Stock to Sunrise Lighting Limited, to pay for the note payable and interest totaling $41,669.95.

During the fiscal year ended September 30, 2006, the Company issued 334,820 shares of its restricted Common Stock to Shaojun Sun, a director and the Chief Financial Officer of the Company, as reimbursement for his expenses incurred on behalf of the Company of $20,223.

ITEM 13.    EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

(3)(i)	Articles of Incorporation of the Company are incorporated herein by reference to the Form S-1 registration statement of the Company filed on December 31, 1999 by its predecessor, Progolftournaments.com

(3)(ii)	Certificate of Amendment to Articles of Incorporation of the Company is incorporated herein by reference to the Form 8-K current report of the Company filed April 6, 2001, by its predecessor, Progolftournaments.com

(3)(iii)	Certificate of Amendment to Articles of Incorporation of the Company filed October 14, 2002.

(3)(iv)	Certificate of Amendment to Articles of Incorporation of the Company filed on October 21, 2003.

(3)(v)	ByLaws of the Company are incorporated herein by reference to the second exhibit to the Form S-1 registration statement by its predecessor, Progolftournaments.com on December 31, 1999.

21	List of Subsidiaries

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

31.2	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350.

32.2	Certification pursuant to 18 U.S.C. Section 1350.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by our principal accounting firm, for fees billed for fiscal years ended September 30, 2006 and 2005 are as follows:

Name	Audit Fees(1)	Audit Related Fees	Tax Fees (2)	All Other Fees
Murrell, Hall, McIntosh & Co., PLLP
for fiscal year ended
September 30, 2006	$20,000	$0	$0	$0
September 30, 2005	$3,500	$0	$0	$0

(1)
Includes audit fees for the annual financial statements of the Company, and review of financial statements included in the Company’s Form
10-QSB quarterly reports, and fees normally provided in connection with statutory and regulatory filings for those fiscal years

The Company does not currently have an audit committee. As a result, our board of directors performs the duties and functions of an audit committee. The Company's Board of Directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

During the year ended September 30, 2006, the Board of Directors awarded 200,000 Common Stock to Shaojun Sun for his administrative and secretary services to the Company. No other directors and officers were awarded compensation of Common Stock of the Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Magnum d'Or Resources, Inc.

We have audited the accompanying consolidated balance sheet of Magnum d'Or Resources, Inc. (A Development Stage Company) as of September 30, 2006, and the related statements of operations, changes in stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magnum d'Or Resources, Inc. and as of September 30, 2006, and the results of its operations, changes in stockholders' equity and cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Murrell, Hall, McIntosh & Co., PLLP

December 28, 2006
Oklahoma City, Oklahoma

MAGNUM D'OR RESOURCES INC.
(A Development Stage Company)

Consolidated Balance Sheet

September 30, 2006

September 30,
2006
ASSETS:
Current assets:
Prepaid Expenses	$7,145

Total current assets	7,145

TOTAL ASSETS	$7,145

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
Advance from company officer	$3,386

Total Current Liabilities	3,386

TOTAL LIABILITIES	3,386

Stockholders' Deficit:
Preferred Stock, $.001 par value; 10,000,000 shares authorized,
10,000,000 issued and outstanding at September 30, 2006	10,000
Common Stock, $.001 par value; 200,000,000 shares authorized,
5,785,090 issued and outstanding at September 30, 2006	5,785
Additional paid-in capital	5,142,949
Accumulated deficit	(5,154,975)

Total Stockholders' Deficit	3,759

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,145

The accompanying notes are an integral part of these financial statements.

MAGNUM D'OR RESOURCES INC.
(A Development Stage Company)

Consolidated Statements of Operations

			September 3, 1999
			(Inception) to
	For the year ended		September 30,
	September 30,		2006
	2006	2005	(Unaudited)

Revenue:

Total Revenue	$-	$-	$6,153

Expenses:
Exploration costs	18,019	1,429,458	2,186,815
Website development costs	-	-	887,110
General and administrative expenses	100,328	644,719	2,803,836
Depreciation	28	60	31,508

Total Operating Expenses	118,375	2,074,237	5,909,269

Loss from Operations before unusual items	(118,375)	(2,074,237)	(5,903,116)

Other Income (Expense)
Gain from spin off of subsidiary	-	-	615,840
Gain (loss) on settlement of debt	-	-	132,301

Net Loss	$(118,375)	$(2,074,237)	$(5,154,975)

Net Income(Loss) per Common Share - Basic and Diluted	$(0.023)	$(0.466)

Per Share Information:
Weighted Average Number of Common Stock
Shares Outstanding - Basic and Diluted	5,116,708	4,448,325

The accompanying notes are an integral part of these financial statements.

MAGNUM D'OR RESOURCES INC.
(A Development Stage Company)

Consolidated Statement of Cash Flows

			September 3, 1999
			(Inception) to
	For the year ended		September 30,
	September 30,		2006
	2006	2005	(Unaudited)

Cash Flows from Operating Activities:
Net Loss	$(118,375)	$(2,074,237)	$(5,154,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Stocks issued for compensation	39,429	1,521,024	3,565,990
Depreciation	28	60	31,334
Loss on sale of software license	-	-	54,200
Gain on settlement of debt - noncash portion	-	-	119,590
Foreign exchange adjustment	-	-	28
Adjustments to reconcile net loss to cash used in
operating activities:
(Increase) in prepaid expenses	(7,145)	1,036	(8,460)
Increase (decrease) in accounts payable	(39,251)	(30,887)	-

Net Cash Flows Used by Operations	(125,314)	(583,004)	(1,392,293)

Cash Flows from Investing Activities:
Disposal of fixed assets	-	-	17,561
Purchase of Assets	-	-	(18,142)

Net Cash Flows Used for Investing Activities	-	-	(581)

Cash Flows from Financing Activities:
Issuance of stock for cash	-	-	262,441
Advance from company officer	125,033	-	125,033
Proceeds paid to notes payable	-	591,626	1,005,400

Net Cash Flows Provided by Financing Activities	125,033	591,626	1,392,874

Net Increase (Decrease) in Cash	(281)	8,622	-

Cash and cash equivalents - Beginning of period	281	(8,341)	-

Cash and cash equivalents - End of period	$-	$281	$-

SUPPLEMENTARY INFORMATION
Interest Paid	$944	$83	$3,979
Taxes Paid	$-	$-	$-

NON-CASH TRANSACTIONS
Common stock issued in exchange for services	$39,429	$1,521,024	$3,615,990
Common stock issued for debt settlement	$81,669	$1,124,990	$1,326,249

The accompanying notes are an integral part of these financial statements.

MAGNUM D'OR RESOURCES INC.
(A Development Stage Company)

Consolidated Statement of Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock		Additional	Accumulated During the	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	Development Stage	Stockholders' Equity

Inception - February 25, 1997	-	$-	-	$-	$-	$-	$-
Balance September 3, 1999	-	-	-	-	-	-	-

Issuance of stock for cash	-	-	30	-	93,941	-	93,941
Issuance of stock for compensation	-	-	3	-	1,000	-	1,000
Net loss for year	-	-	-	-	-	(12,197)	(12,197)

Balance - September 30, 1999	-	-	33	-	94,941	(12,197)	82,744

Options issued for software license	-	-	-	-	82,178	-	82,178
Net profit for year	-	-	-	-	-	(157,841)	(157,841)

Balance - September 30, 2000	-	-	33	-	177,119	(170,038)	7,081

Net loss for year	-	-	-	-	-	(678,142)	(678,142)

Balance - September 30, 2001	-	-	33	-	177,119	(848,180)	(671,061)

Issuance of stock for compensation	-	-	26	-	385,000	-	385,000
Issuance of stock for compensation	-	-	83	-	10,000	-	10,000
Issuance of stock for debt settlement	-	-	13	-	1,500	-	1,500
Net loss for year	-	-	-	-	-	(395,891)	(395,891)

Balance - September 30, 2002	-	-	155	-	573,619	(1,244,071)	(670,452)

Issuance of stock for compensation	-	-	1,999,845	2,000	812,742	-	814,742
Issuance of preferred stock	7,000,000	7,000	-	-	(7,000)	-	-
Net loss for year	-	-	-	-	-	(205,529)	(205,529)

Balance - September 30, 2003	7,000,000	7,000	2,000,000	2,000	1,379,361	(1,449,600)	(61,239)

Issuance of stock for compensation	-	-	1,354,809	1,355	844,419	-	845,774
Issuance of stock for cash	-	-	45,000	45	159,955	-	160,000
Net loss for year	-	-	-	-	-	(1,512,763)	(1,512,763)

Balance - September 30, 2004	7,000,000	7,000	3,399,809	3,400	2,383,735	(2,962,363)	(568,228)

Issuance of stock for debt settlement	3,000,000	3,000	488,458	489	1,078,613	-	1,082,102
Issuance of stock for compensation	-	-	1,103,417	1,103	1,520,318	-	1,521,421
Net loss for year	-	-	-	-	-	(2,074,237)	(2,074,237)

Balance - September 30, 2005	10,000,000	10,000	4,991,684	4,992	4,982,666	(5,036,600)	(38,942)

Conversion of payable
to additional paid in capital	-	-	-	-	39,251	-	39,251
Issuance of stock as a result
of reverse stock split	-	-	65,560	66	(66)	-	-
Issuance of stock for debt settlement	-	-	483,482	483	81,669	-	82,152
Issuance of stock for compensation	-	-	244,364	244	39,429	-	39,673
Net loss for year	-	-	-	-	-	(118,375)	(118,375)

Balance - September 30, 2006	10,000,000	$10,000	5,785,090	$5,785	$5,142,949	$(5,154,975)	$3,759

The accompanying notes are an integral part of these financial statements.

MAGNUM D'OR RESOURCES INC.
(A Developmental Stage Company)

Notes to Financial Statements
September 30, 2006

Note 1 - General

Nature of Business

Magnum d'Or Resources, Inc. (the "Company") was incorporated on September 3, 1999 under the laws of the State of Nevada. The Company is a mining resource company focused on the exploration and advancement of premium base and precious metal assets, primarily in Mongolia. Currently, the Company has two properties in Mongolia whereon it has options to earn 100% of the mineral rights and to purchase the royalties outright; the Company is also seeking a merger with an operating entity.

In April 2003, the Company spun off its wholly-owned subsidiary Progolftournaments.com Inc.

In October 2005, the Company formed Sunrise Mining Corporation (“Sunrise”), which became a wholly-owned subsidiary. Subsequent to Sunrise’s incorporation, the Company transferred all of the rights to its mining operations to Sunrise.

On September 25, 2006, the Company changed its resident agent and its subsidiary’s resident agent to InCorp Services, Inc, which is located at 3155 East Patrick Lane, Suite 1, Las Vegas, NV 89120 - 3481.

On September 27, 2006, the Company amended the Article of Incorporation of Sunrise Mining Corporation to increase its total authorized shares of stock from ten million (10,000,000) to two hundred million (200,000,000), par value at One Mill ($.001) per share divided into two (2) classes of stock as follows for a total capitalization of TWO HUNDRED THOUSAND DOLLARS ($200,000):

(A) Non-assessable Common Stock: One Hundred Ninety Million (190,000,000) shares of Common Stock, par value One Mill ($0.001) per share and

(B) Preferred Stock: Ten Million (10,000,000) shares of Preferred Stock, par value One Mill ($0.001) per share.

The Common shares of Sunrise Mining Corporation shall have one (1) vote per share. The Preferred shares of Sunrise Mining Corporation shall have twenty (20) votes per share. The Preferred shares are not convertible into common shares.

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

Reverse Stock Split

On April 24, 2006, the Company underwent a 40 to 1 reverse stock split. The effect of this reverse stock split was rolled back to inception for financial reporting purposes.

Consolidation Policy

The accompanying consolidated financial statements include the accounts of Magnum D’Or Resources, Inc., and its subsidiary, Sunrise Mining Corporation. All material intercompany accounts and transactions have been eliminated.

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

Recently Issued Accounting Standards

In February 2006, the FASB issued Statement No. 155,“Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends FASB Statements No. 133 and 140. This Statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s (“QSPE”) permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. This Statement is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. This Statement has no current applicability to the Company’s financial statements. Management plans to adopt this Statement on October 1, 2006, and it is anticipated that the initial adoption of this Statement will not have a material impact on the Company’s financial position, results of operations, or cash flows.

In March 2006, the FASB issued Statement No. 156,“Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS No. 156”). This Statement is effective for fiscal years beginning after September 15, 2006. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement has no current applicability to the Company’s financial statements. Management plans to adopt this Statement on October 1, 2006, and it is anticipated that the initial adoption of this Statement will not have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2006, the FASB issued Interpretation 48,“Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109,“Accounting for Income Taxes.” FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. This Statement has no current applicability to the Company’s financial statements. Management plans to adopt this Statement on October 1, 2006, and it is anticipated that the initial adoption of FIN 48 will not have a material impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement No. 157,“Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of this Statement.

In September 2006, the FASB issued Statement No. 158,“Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This Statement has no current applicability to the Company’s financial statements. Management plans to adopt this Statement on October 1, 2006, and it is anticipated the adoption of SFAS No. 158 will not have a material impact to the Company’s financial position, results of operations, or cash flows.

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 will be effective beginning October 1, 2006, and it is anticipated that the initial adoption of SAB No. 108 will not have a material impact on the Company’s financial position, results of operations, or cash flows.

Reclassifications

Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations, and as of September 30, 2006, the Company's net loss is $118,375. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management is seeking to acquire a profitable operation though a stock transaction. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - Income Taxes

There has been no provision for U.S. federal, state, or foreign income taxes for any period because the Company has incurred losses in all periods and for all jurisdictions.

At September 30, 2006, the Company had US net operating loss carryforwards of approximately $5,154,975 for federal income tax purposes.

The US carryforward expiration years and amounts are as follows:

Year	Amount
2022	$628,300
2023	821,400
2024	1,512,700
2025	2,074,200
2026	118,375
$5,154,975

Deferred tax assets and liabilities are comprised of the following as of September 30, 2006 and 2005:

	September 30,
	2006	2005

Deferred income tax assets:
Tax effect of net operating
loss carryforward	1,755,586	1,712,400
Valuation allowance	(1,755,586)	(1,712,400)

Net deferred tax asset	$–	$–

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of September 30, 2006, the Company had net operating loss carryforwards of approximately $5,154,975 for federal and state income tax purposes. These carry forwards, if not utilized to offset taxable income begin to expire in 2022. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

A reconciliation of the difference between the expected tax benefit at the U.S. federal statutory rate and the Company's of effective tax benefit for the years ended September 30, 2006 and 2005 are as follows:

	September 30,
	2006	2005

Expected benefit
Valuation allowance	43,186	705,200
	(43,186)	(705,200)
Effective actual income tax	$–	$–

Note 4 - Note Payable

On March 30, 2006, the Company approved that $40,726 of the amount owing to an affiliate be converted into a convertible promissory note with interest payable at the rate of 6% per annum commencing on March 30, 2006. This note is convertible into common stock at the price of the last trade on the date the demand for conversion is made. These shares would have piggy-back rights for registration.

On September 6, 2006 the Company issued 277,799 restricted common shares at 0.15 per share to pay back the principle and interests of the note payable.

Note 5 - Share Capital

During the year ended September 30, 2005, the Company amended its articles to increase the authorized share capital to 200,000,000 common shares with a par value of $.001.

During the year ended September 30, 2005, the Company issued a total of 44,136,667 shares of common stock to consultants to the Company for a total monetary value of $1,521,024.

On April 24, 2006, the Company’s 1-for-40 reverse stock split became effective. In connection with this reverse stock split, the Company issued 65,560 new common shares as the special treatment to certain stockholders of the Corporation who owned less than 4,000 common shares before the reverse split. All share and per share data information in the financial statements for all periods have been retroactively restated to reflect the reverse stock split.

During the year ended September 30, 2006, the Company issued a total of 244,364 shares of common stock to consultants of the Company for a total monetary value of $39,429.

The preferred shares have no preferred dividends but have 20 to 1 voting privileges as compared to common stock.

Note 6 - Related Party Transactions

During the year ended September 30, 2006, the Company issued 200,000 shares of common stock to its secretary for his administrative and secretary services.

During the year ended September 30, 2006, the Company issued 134,820 shares of restricted common stock to its vice president to repay money advanced by him to the Company with a total amount of $20,223 during the twelve month period ended September 30, 2006, the advances are unsecured, non-interest bearing and have no fixed terms of repayment.

During the year ended September 30, 2006, the Company issued 277,799 shares of restricted common shares at $0.15 per share to pay back the principle ($40,726) and interests (944)) of the note payable.

Note 7 - Option Agreements

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

In December of 2003 the Company entered into an option agreement to acquire up to a 100% interest in a mineral license representing approximately 8,000 hectares (19,768 acres) located in Bayanhongor Aimag of Mongolia. Terms of this option call for the company to spend $100,000 in exploration costs, made an initial cash payment of $25,000 and issued 2,000,000 share of unrestricted common stock to the grantor. This license is subject to a 1.5% net smelter return royalty which the Company has the option to purchase outright for $1,000,000. As of September 30, 2005, the Company had satisfied all of the terms of this option agreement other than the acquisition of the net smelter return royalty.

In March 2006, the Company received assay results from the 2004 drill program on the Khul Morit property.

In October 2006, the Company received the full geological and geochemical report from the 2004 drill program on the Khul Morit property

Note 8 - Other Commitments

On September 10, 2004, the Company entered into an agreement for the Phase 2 exploration plan on the Khul Morit Property. The budget for the proposed work was estimated to be $439,540 according to the contract. As of September 30, 2006, the Company had paid $441,451.26 to its consultants for this exploration, and no payable or obligation remains under this contract.

During the year ended September 30, 2006, the Company didn’t enter into any new agreements regarding further exploration programs with any third party.

Note 9 - Spin-Off of Mining Operations

On August 18, 2006, the Board of Directors of the Company approved the spin-off of Sunrise Mining Corporation when a new operating entity is merged into the Company. This spin-off had not taken place as of September 30, 2006.

Note 10 - Subsequent Events

On December 20, 2006, Mr. Chad Curtis acquired 10,000,000 shares of voting Preferred Stock (the "Shares") of Magnum D'Or Resources, Inc., a Nevada corporation (the "Company") from Sunrise Lighting Holdings Limited. Each Share entitles the holder to the equivalent of 20 voting shares of the Company's common stock and therefore provides Mr. Curtis voting control of the Company.

INDEX OF EXHIBITS ATTACHED

Exhibit Number	Description

21	List of subsidiaries
31.1	Certification of Chad Curtis
31.2	Certification of Shaojun Sun
32.1	Certification of Chad Curtis and Shaojun Sun

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

MAGNUM D'OR RESOURCES INC.

Dated: December 28,2006	By:	/s/ Chad Curtis
Chad Curtis Chief Executive Officer, President and Treasurer

Dated: December 28, 2006	By:	/s/ Chad Curtis
Chad Curtis, Director

Dated: December 28, 2006	By:	/s/ Shaojun Sun
Shaojun Sun, Director

Dated: December 28, 2006	By:	/s/ John K. Yee
John K. Yee, Director

Dated: December 28, 2006	By:	/s/ Ka Suen Chau
Ka Suen Chau, Director