Form 10QSB
period 2006-12-31
Magnum dOr Resources Inc
filed 2007-02-07
CIK 1099963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
EXCHANGE ACT

Commission File Number: 0-31849

MAGNUM D'OR RESOURCES, INC.
Exact name of small business issuer as specified in its charter

NEVADA	98-0215222
(State or other jurisdiction of	I.R.S. Employer
incorporation or organization)	Identification No.

1326 S.E. 17th Street, #513
Ft. Lauderdale, Florida 33316
(Address of principal executive offices)

(305) 420-6563
Issuer's telephone number

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,785,090 shares as of February 5, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

MAGNUM D'OR RESOURCES, INC.

INDEX

Item 1: Financial Statements:

	Condensed Consolidated Balance Sheet as of December 31, 2006 (unaudited)	4

	Condensed Consolidated Statements of Operations for the three month
	periods ended December 31, 2006 and 2005, and from inception
	to December 31, 2006 (unaudited)	5

	Condensed Consolidated Statement of Cash Flows for the three months ended
	December 31, 2006 and 2005 and from inception to December 31, 2006
	(unaudited)	6

	Condensed Notes to the Condensed Consolidated Financial
	Statements (unaudited)	8

Item2	Management's Discussion and Analysis or Plan of Operations	11

Item 3	Controls and Procedures	13

PART II OTHER INFORMATION

Item 1	Legal Proceedings	16

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3	Defaults upon Senior Securities	16

Item 4	Submission of Matters to a Vote of Security Holders	16

Item 5	Other Information	16

Item 6	Exhibits	17

Signatures		18

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

MAGNUM D'OR RESOURCES INC.
(A MINING EXPLORATION COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2006 (Unaudited)

December 31,
2006
ASSETS:
Current assets:
Cash	-
Prepaid Expenses	$2,019

Total current assets	2,019

Fixed assets:
Office Furniture	-
Less Accumulated Depreciation	-

Total fixed assets	-

TOTAL ASSETS	$2,019

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
Accounts payable	9,250
Advance from company officers	$44,041
Notes Payable	-

Total Current Liabilities	53,291

TOTAL LIABILITIES	53,291

Stockholders' Deficit:
Preferred Stock, $.0001par value; 10,000,000 shares authorized, 10,000,000 issued and outstanding at December 31, 2006	10,000
Common Stock, $.001 par value; 200,000,000 shares authorized, 5,785,090 issued and outstanding at December 31, 2006	5,785
Additional paid-in capital	5,142,950
Accumulated deficit	(5,210,007)

Total Stockholders' Deficit	(51,272)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,019

The accompanying notes are an integral part of these financial statements.

MAGNUM D'OR RESOURCES, INC.
(A MINING EXPLORATION COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			September 3, 1999
	For the year ended		(Inception) to
	December 31,		December 31,
	2006	2005	2006

Revenue:

Total Revenue	$-	$-	$6,153

Expenses:
Exploration costs	10,545	-	2,197,360
Website development costs	-	-	887,110
General and administrative expenses	44,487	18,001	2,848,323
Depreciation	-	27	31,508

Total Operating Expenses	55,032	18,028	5,964,301

Loss from Operations before unusual items	(55,032)	(18,028)	(5,958,148)

Other Income (Expense)
Gain from spin off of subsidiary	-	-	615,840
Gain (loss) on settlement of debt	-	-	132,301

Net Loss	$(55,032)	$(18,028)	$(5,210,007)

Net Income(Loss) per Common Share - Basic and Diluted	$(0.010)	$(0.004)

Per Share Information:
Weighted Average Number of Common Stock
Shares Outstanding - Basic and Diluted	5,785,090	4,991,684

The accompanying notes are an integral part of these financial statements.

MAGNUM D'OR RESOURCES INC.
(A MINING EXPLORATION COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			September 3, 1999
	For the year ended		(Inception) to
	December 31, 2006		December 31,
	2006	2005	2006

Cash Flows from Operating Activities:
Net Loss	$(55,032)	$(18,028)	$(5,210,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Stocks issued for services and expenses	-	-	3,565,990
Depreciation	-	27	31,334
Loss on sale of software license	-	-	54,200
Gain on settlement of debt	-	-	119,590
Foreign exchange adjustment	-	-	30
Adjustments to reconcile net loss to cash used in
operating activities:
(Increase) in prepaid expenses	5,126	-	(3,335)
Increase (decrease) in accounts payable	9,250	(37,300)	9,250

Net Cash Flows Used by Operations	(40,656)	(55,301)	(1,432,948)

Cash Flows from Investing Activities:
Disposal of fixed assets	-	-	17,561
Purchase of Assets	-	-	(18,142)

Net Cash Flows Used for Investing Activities	-	-	(581)

Cash Flows from Financing Activities:
Issuance of stock for cash	-	-	262,441
Advance from company officer	40,655	55,271	165,688
Proceeds paid to notes payable	-	-	1,005,400
	40,655	55,271

Net Cash Flows Provided by Financing Activities	40,655	55,271	1,433,529

Net Increase (Decrease) in Cash	-	(30)	-

Cash and cash equivalents - Beginning of period	-	281	-

Cash and cash equivalents - End of period	$(0)	$251	$-

SUPPLEMENTARY INFORMATION
Interest Paid	$-	$93	$3,979
Taxes Paid	$-	$-	$-
In October 2005, the Company converted accounts payable due to a shareholder
to additional paid-in capital	$-	$39,250	$39,250
NON-CASH TRANSACTIONS
Common stock issued in exchange for services	$-	$-	$3,615,990
Common stock issued for debt settlement	$-	$-	$1,326,249

The accompanying notes are an integral part of these financial statements.

MAGNUM D'OR RESOURCES INC.
(A Mining Exploration Company)
Notes To Condensed Consolidated Financial Statements

December 31, 2006
(Unaudited)

Note 1 - General

Nature of Business

Magnum d'Or Resources, Inc. (the "Company") was incorporated on September 3, 1999 under the laws of the State of Nevada. The Company is a junior mining resources company which has focused on exploration and advancement of premium base and precious metals in Mongolia. Currently, the Company has two properties in Mongolia whereon it has options to earn 100% of the mineral rights and to purchase the royalties outright; the Company is also seeking a merger with an operating entity.

In April 2003, the Company spun off its wholly-owned subsidiary Progolftournaments.com Inc.

During October 2005, the Company formed Sunrise Mining Corporation (“Sunrise”), which became a wholly-owned subsidiary. Subsequent to Sunrise’s incorporation, the Company transferred all of the rights to its mining operations to Sunrise.

During December 2006, the Company formed Oriental Magnum, Inc. (“Oriental”) in Mongolia. Subsequent to Oriental’s incorporation, the Company transferred the titles of both the Khul Morit license and the Shandi license to the name of Oriental in January 2007.

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended December 31, 2006 are not necessarily indicative of the results expected for the full year. The accompanying condensed financial statements should be read in conjunction with the audited financial statements at September 30, 2006 included in the Company’s Form 10-KSB annual report.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

Deferred tax assets

Net operating loss carryforwards	$1,755,586
Valuation allowance for deferred tax assets	(1,755,586)

Net deferred tax assets	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2006, the Company had net operating loss carryforwards of approximately $5,168,865 for federal and state income tax purposes. These carry forwards, if not utilized to offset taxable income begin to expire in 2016. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

Note 3 - Related Party Transactions

The Company's previous and current officers have advanced a total of $40,655, during the three month period ended December 31, 2006, to the Company which advances are unsecured, non-interest bearing and have no fixed terms of repayment.

Note 4 - Possible Acquisition

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

Note 5 - Share Capital

On January 24, 2007, the Company announced that it plans to spin-off its wholly owned subsidiary, Sunrise Mining Corporation, to its common stockholders of record at the close of business on January 23, 2007, in such manner that such stockholders shall own the same percentage of the common stock of the Corporation. The Company has previously approved the issuance of all non-convertible voting preferred stock of Sunrise Mining Corporation to Sunrise Lighting Holding Limited in such manner that is comparable to the number of shares of preferred stock in the Corporation, with substantially similar rights and obligations.

The officers of the Corporation are hereby authorized to file such registration statements and other documents with the U.S. Securities and Exchange Commission and any other filing deemed necessary and appropriate to achieve the spin-off.

The Company will distribute 5,789,090 shares of Common Stock of Sunrise Mining Corporation to its common shareholders of record as of the close of business on January 23, 2007 on a pro-rata basis. The Distribution would be paid to Pacific Stock Transfer as depository agent for Sunrise's shareholders. Following the disbursement of the Sunrise shares, Sunrise intends to make available information that will allow a broker to file a Form 15c2-11 to post a quotation and obtain a trading symbol for the shares of Sunrise on the OTC BB. The Sunrise shares distributed as part of the Distribution will be freely tradable, subject to certain restrictions applicable to insiders and affiliates, once this Form 10-SB has become effective and all comments of the SEC have been cleared.

Note 6 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company’s operations are in the development stage, the Company has generated no income, and has incurred losses of $5,210,007 in operations since inception.

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

Item 2. Management's Discussion and Analysis of Financial Condition or Results of Operations

Forward-looking Information

This quarterly report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. See our annual reports on Form 10-KSB for the years ended September 30, 2006 and 2005.

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

General

The following discussion and analysis summarizes the results of operations of Magnum d'Or Resources, Inc. ("Magnum", the "Company" or "we") for the three-month periods ended December 31, 2006.

Magnum is a mining exploration and development company that holds two exploration and development properties in Mongolia. At present, none of our properties are in production and, consequently, we have no current operating income. We are currently looking to acquire some profitable operating entities.

In December 2006, the Company entered into a non-binding letter of intent to acquire Terra Elastomer Technologies S.L., a company based in Dusseldorf, Germany (“Terra”). Terra, through its subsidiaries, is a manufacturer of granulator and state-of-the-art shredding equipment for use in the recycling industry and also designs and builds recycling and electronic scrap plants under commission from non-affiliated third parties. Inteso, a subsidiary of Terra, reprocesses elastomer-based waste and scrap materials which result from the manufacture of industrial rubber goods and tires. No specific terms or conditions have been agreed to. The transaction is subject to the Company’s due diligence and such other conditions in a transaction of this nature, and thus no definitive agreement has been consummated between the Company and Terra. The letter of intent does provide, however, that the Company has exclusivity until March 31, 2007, thereafter, if no definitive agreement is signed, neither party will be obligated to complete the transaction.

The Company intends to spin-off Sunrise Mining Corporation, which will become a separated entity focusing its resources primarily on the development and financing of the Mongolian properties.

Overview

The Company conducted an evaluation test drilling program on its Kohl Morit copper/gold property in Mongolia. The work was conducted by Rio Minerals Limited of Vancouver, British Columbia, a company specializing in mineral exploration and development. The Kohl Morit property is located in south central Mongolia and consists of approximately 494 hectares.

The Company also owns 100% ownership interest in another prospective copper-gold mining property called the Shandi property located in southeastern Mongolia.

The following describes the latest status update regarding the two mineral properties of the Company:

"Khul Morit" property (license number "6283")

The Company received the "Khul Morit 2004 drill assay summary" from Rio Mineral Limited in March 2006, and the full geological and geochemical report from Rio Mineral Limited in October 2006.

The Company has changed the title of the Khul Morit exploration license from the individual license holder to the name of Oriental Magnum, Inc. in January 2007.

"Shandi" property (original license number "4768", now license number "10582")

The Company negotiated with Mr. Timursukh Oidov, and has changed the title of the Shandi license to the name of Oriental Magnum, Inc. by paying $4,000 to him.

Political Environment

In April 2006, there were some mass protests against the Mongolian government’s granting of mineral concessions to North American firms, and the Mongolian government has amended the mining laws. The political situation in Mongolia had once deteriorated to the point that management of our Company believed that it would be better for us to hold onto our mining investments until everything was clear. The political environment in Mongolia has improved in the last couple months, management of the Company is considering proceeding with further exploration on the Khul Morit property.

"Windfall profits" tax

The Mongolian state on May 12, 2006, imposed what it is called a "windfall profits" tax on mining carried out in that country. The law constitutes a 68% tax on profits from mineral sales when the copper and gold prices are above US$1.18 a pound and US$500 per ounce respectively. The new tax has caused a lot of investor concerns and is destroying investment in Mongolia's mining industry.

Given the recent political and mining law changes in Mongolia, we believe it would be in the Company's best interests to ensure our investment is secured before a further exploration can be carried on.

Any additional evaluation test drilling at the Kohl Morit property or at the Shandi property will require substantial capital expenditures to determine the scope of their copper and gold reserves and to evaluate their commercial viability. The Company does not have the necessary capital to conduct additional test drilling to fully evaluate these mining properties at this time.

Results of Operations

Comparison of the three months ended December 31, 2006 and 2005

For the three month period ended December 31, 2006 compared to the three month period ended December 31, 2005, Magnum had a net loss of $55,032 and $18,028, respectively, an increase of approximately 205%. This increase was mainly due to the expenses incurred by the Chief Executive Officer’s business trip to Europe, as well as an increase in professional expenses.

Mining exploration costs increased to $10,545 during the three month period ended December 31, 2006 as compared to $0 for the comparable period in 2005. The $10,545 exploration cost includes (1) fees charged by Gobi Exploration LLC for their re-logging and assaying of the Khul Morit cores, and their preparation of the Khul Morit exploration report written in Mongolian which was required by the Mongolia government; (2) fees and taxes paid to the Mongolia government for changing the title of the Khul Morit license to Oriental Magnum, Inc.

General and administrative expenses increased 127.5% to $44,487 during the three month period ended December 31, 2006 as compared to $18,001 for the comparable period in 2005. The increase was due primarily to fees charged by consultants and expenses on business trips.

Liquidity and Capital Resources

At December 31, 2006, the Company had $2,019 prepaid expense, a working capital deficit of $51,272 and had $40,655 of net cash used by operations during the three month period ended December 31, 2006.

The Company's working capital deficit was $51,272 at December 31, 2006, compared to a working capital of $3,759 at December 31, 2005.

The Company is a development stage mining company and had no revenues during the three months ended December 31, 2006 and December 31, 2005.

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

Summary of Significant Accounting Policies

Basis of Presentation - Mining Exploration Company

The Company has not earned any revenue from its limited principal operations. Accordingly, the Company's activities have been accounted for as those of a "Mining Exploration Company" and reports its results in compliance with the requirements of Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a Mining Exploration Company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

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

This quarterly report on Form 10-QSB is qualified in its entirety by the information included in the Company's annual report on Form 10-KSB for the year ended September 30, 2006, including without limitation, the financial statements and notes therein.

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

Property and Equipment

The Company follows the practice of capitalizing property and equipment at its stated cost in excess of $500. The cost of ordinary maintenance and repairs is charged to operations while renewals and replacements are capitalized. Depreciation is computed over the estimated useful lives of the assets generally as follows: office furniture 5 years

Mining Exploration Costs

In accordance with the views expressed by the Securities and Exchange Commission in "Current Accounting and Disclosure Issues in the Extractive Industry", the Company expenses mining exploration costs as they are incurred.

Adjustment of Year to Date Expenses

Certain stock transactions for services incurred in prior quarters have been restated in these financial statements to reflect fair market value of the stock issued at the time of the transactions.

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

In November 2004, the FASB issued SFAS No 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the productivity and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The adoption of SFAS No. 151 is not expected to have a material impact on the Company's financial position and results of operations.

In December 2004, the FASB issued SFAS No 123(R)(revised 2004), Share-Based Payment" which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods after June 15, 2005. The new standard requires entities to expense employee stock options and other share-based payments. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. The Company has recently adopted the standards promulgated by SFAS(R), utilizing the modified prospective transition method, however, there has been no effect to the Company’s financial statements in light of the fact the Company has not recently issued any employee stock options or made any other share-based payments.

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

N/A

Item 3 Defaults Upon Senior Securities

N/A

Item 4 Submission of Matters to a Vote of Security Holders

N/A

Item 5 Other Information

On December 20, 2006, Mr. Chad Curtis acquired 10,000,000 shares of voting Preferred Stock (the “Shares”) of Magnum D’Or Resources, Inc., a Nevada corporation (the “Company”) from Sunrise Lighting Holdings Limited. Each Share entitles the holder to the equivalent of 20 voting shares of the Company’s common stock and therefore provides Mr. Curtis voting control of the Company. In connection with the consummation of this transaction, Xuguang Sun resigned as an officer and director of the Company and Chad Curtis was appointed President and Chief Executive Officer and was elected to the Company’s board of directors.

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

As a result of the change of control, Mr. Curtis asked for the resignation of the Company’s current officers and directors, each of whom agreed to resign effective 10 days after the mailing of the Schedule 14F-1 Information Statement to the Company’s Shareholders on January 12, 2007. The Company accepted the resignation of the following Board of Directors on January 25, 2007.

• Shaojun Sun
• John K. Yee
• Ka Suen Chau

Shaojun Sun agreed to continue as the Vice President of the Company until the Company spins-off its mining operations to the Company's shareholders.

Immediately thereafter the following individuals have been appointed by Chad Curtis to serve as directors (the Appointees”):

• W. Howard Chan
• Claude Roy Kirk, Jr.
• Joseph J. Glusic

Joseph J. Glusic has spent the majority of his career involved in activities associated with the production, monitoring, processing and ultimate disposal of hazardous and/or radioactive wastes. He has been an employee of both private and public companies and consulted to a variety of institutions that included public, private and governmental agencies. Clients included nuclear utilities such as Commonwealth Edison Company and Northeast Utilities, as well as, Bechtel Nevada and the Department of Energy (DOE). His responsibilities have included design, operations, management, and principal ownership of companies associated with these types of functions. In addition, Mr. Glusic’s experience has allowed him to evaluate and develop numerous processes and technologies utilized in the handling and processing of various types of waste streams. He has also written and developed technical and regulatory documents supporting testing, operations, and reporting requirements. For the last several years Mr. Glusic has also been involved in the acquisition, financing, marketing, and sale of real estate. He has a degree in Mechanical Engineering from the University of Illinois and has attended various academic and professional educational programs throughout his career to enhance his technical and managerial skills. He has been licensed by several government agencies, as required to perform his primary functions and achieve his goals.

Former Governor Claude R. Kirk, Jr. is a graduate of the Alabama School of Law. In 1956 he founded American Heritage Life Insurance Company and became its first President. On January 3, 1967 he became the first Republican Governor for the State of Florida in over 75 years. During his term as Governor he was responsible for the creation of the Florida Department of Environmental Protection. After serving his term as Governor, Gov. Kirk continued and still continues to be a staunch and vocal advocate in favor of environmental reforms. He has, since leaving office, been a welcomed advisor to diverse Republican administrations on a variety of issues as well as a paid speaker on environmental issues.

W. Howard Chan was formerly a Judge in the Civil Court and Criminal Court of New York and a Law Professor developing legal institutions in China since 1978, Judge Chan was senior advisor to China’s governmental Ministries and agencies engaged in developing international trade, infrastructure development projects, real estate development projects, direct foreign investments and resolving international trade, investment & securities disputes. As an international attorney and partner at the international law firm Graham & James and associate attorney at Haight Gardner Poor & Havens, Judge Chan specialized in international commercial, real estate, corporate and financial transactions ranging from energy resources development, to real estate development, construction and finance, and international transportation development & finance in the aviation and maritime fields. Judge Chan was engaged in international development of high technology, information technology and internet companies in China and the U.S. As an entrepreneur, he started companies in wireless telecom, assisted living technologies, online trading and securities industries in Florida. Judge Chan is a licensed New York Real Estate Broker, a licensed Florida Real Estate Salesperson, and a licensed NASD Registered Representative Series 7 and Series 63 stockbroker. Judge Chan was certified a Mediator by the Supreme Court of Florida and is one of the few Americans appointed to China’s official Arbitration Commission to arbitrate international commercial disputes in China. Judge Chan was appointed to the NYC Community Planning Board #1 covering Lower Manhattan and served many years on the planning and development of Battery Park City. Judge Chan founded the Little League Baseball and Youth Soccer League Programs at Battery Park City and helped develop the playing fields, waterfront & marina recreation areas. Judge Chan graduated with honors from Columbia College, B.A. ‘73 and Columbia Law School, J.D. ’76.

Item 6 Exhibits

(a) Exhibits

31.1	Certification of Chad Curits

31.2	Certification of Shaojun Sun

32	Certification of Chad Curtis and Shaojun Sun

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 5, 2007	Magnum d'Or Resources, Inc.

	By:	/s/ Chad Curtis
Chad Curtis, Chief Executive
Officer, President and Treasurer

MAGNUM D'OR RESOUCES, INC.

INDEX OF EXHIBITS ATTACHED

31.1	Certification of Chad Curits

31.2	Certification of Shaojun Sun

32	Certification of Chad Curtis and Shaojun Sun