Form 10QSB
period 2007-03-31
Magnum dOr Resources Inc
filed 2007-05-14
CIK 1099963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,785,090 shares as of May 14, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

MAGNUM D'OR RESOURCES, INC.

INDEX
PART I: FINANCIAL INFORMATION

Item 1: Financial Statements:

Condensed Consolidated Balance Sheet as of March 31, 2007 (unaudited)	4

Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2007 and 2006, and from inception
to March 31, 2007 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the six months ended
March 31, 2007 and 2006 and from inception to March 31, 2007
(unaudited)	6

Condensed Notes to the Condensed Consolidated Financial
Statements (unaudited)	8

Item 2 Management's Discussion and Analysis or Plan of Operations	10

Item 3 Controls and Procedures	12

PART II OTHER INFORMATION

Item 1 Legal Proceedings	16

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3 Defaults upon Senior Securities	16

Item 4 Submission of Matters to a Vote of Security Holders	16

Item 5 Other Information	16

Item 6 Exhibits and Reports on Form 8-K	17

Signatures	18

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

March 31,
2007
ASSETS:
Current assets:
Cash	$99,080

Total current assets	99,080

TOTAL ASSETS	$99,080

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
Accounts payable	$11,500
Accrued interest	3,211
Advance from company officers	33,254
Notes payable	250,000

Total current liabilities	297,965

TOTAL LIABILITIES	297,965

Stockholders' Deficit:
Preferred Stock, $.001 par value; 10,000,000 shares authorized,
10,000,000 issued and outstanding at March 31, 2007	10,000
Common Stock, $.001 par value; 200,000,000 shares authorized,
5,785,090 issued and outstanding at March 31, 2007	5,785
Additional paid-in capital	5,142,949
Accumulated deficit	(5,357,619)

Total Stockholders' Deficit	(198,885)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$99,080

The accompanying notes are an integral part of these financial statements.

MAGNUM D'OR RESOURCES, INC.
(A MINING EXPLORATION COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Six Months Ended March 31,		September 3, 1999 (Inception) to March 31,
	2007	2006	2007	2006	2007

Revenue:

Total Revenue	$-	$-	$-	$-	$6,153

Expenses:
Exploration costs	8,862	-	19,407	-	2,206,222
Website development costs	-	-	-	-	887,110
General and administrative expenses	138,751	24,258	183,237	42,258	2,987,073
Depreciation	-	-	-	27	31,508

Total Operating Expenses	147,613	24,258	202,644	42,285	6,111,913

Loss from Operations before unusual items	(147,613)	(24,258)	(202,644)	(42,285)	(6,105,760)

Other Income (Expense)
Gain from spin off of subsidiary	-	-	-	-	615,840
Gain (loss) on settlement of debt	-	-	-	-	132,301

Net Loss	$(147,613)	$(24,258)	$(202,644)	$(42,285)	$(5,357,619)

Net Income(Loss) per Common Share - Basic and Diluted	$(0.026)	$(0.005)	$(0.035)	$(0.008)

Per Share Information:
Weighted Average Number of Common Stock
Shares Outstanding - Basic and Diluted	5,785,090	4,993,351	5,785,090	4,993,351

The accompanying notes are an integral part of these financial statements.

MAGNUM D'OR RESOURCES INC.
(A MINING EXPLORATION COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended March 31		September 3, 1999 (Inception) to March 31,
	2007	2006	2007

Cash Flows from Operating Activities:
Net Loss	$(202,644)	$(42,285)	$(5,357,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Stocks issued for services and expenses	-	-	3,565,990
Depreciation	-	27	31,508
Loss on sale of software license	-	-	54,200
Gain on settlement of debt	-	-	132,301
Foreign exchange adjustment	-	-	30
Adjustments to reconcile net loss to cash used in
operating activities:
(Increase) decrease in prepaid expenses	7,145	-	3,810
Increase (decrease) in accounts payable	11,500	(38,001)	20,748
Increase (decrease) in accrued liabilities	3,211	-	-

Net Cash Flows Used by Operations	(180,788)	(80,259)	(1,549,032)

Cash Flows from Investing Activities:
Disposal of fixed assets	-	-	18,142
Purchase of assets	-	-	(18,142)

Net Cash Flows Used for Investing Activities	-	-	-

Cash Flows from Financing Activities:
Issuance of stock for cash	-	-	262,441
Advance from company officer	29,868	-	281,191
Proceeds from notes payable	250,000	79,978	1,005,400

Net Cash Flows Provided by Financing Activities	279,868	79,978	1,549,032

Net Increase (Decrease) in Cash	99,080	(281)	-

Cash and cash equivalents - Beginning of period	-	281	-

Cash and cash equivalents - End of period	$99,080	$-	$-

SUPPLEMENTARY INFORMATION
Interest Paid	$-	$93	$3,979
Taxes Paid	$-	$-	$-
In October 2005, the Company converted accounts payable due to a shareholder to additional paid-in capital	$-	$39,250	$39,250
NON-CASH TRANSACTIONS
Common stock issued in exchange for services	$-	$-	$3,615,990
Common stock issued for debt settlement	$-	$-	$1,326,249

The accompanying notes are an integral part of these financial statements.

MAGNUM D'OR RESOURCES INC.
(A Mining Exploration Company)
Notes To Condensed Consolidated Financial Statements

March 31, 2007
(Unaudited)

Note 1 - General

Nature of Business

Magnum d'Or Resources, Inc. (the "Company") was incorporated on September 3, 1999 under the laws of the State of Nevada. The Company is a junior mining resources company that has focused on exploration and advancement of premium base and precious metals in Mongolia. Currently, the Company has two properties in Mongolia whereon it has earned 100% of the mineral rights and has the option to purchase the royalties outright; the Company is also seeking a merger with an operating entity.

In April 2003, the Company spun off its wholly-owned subsidiary Progolftournaments.com Inc.

During October 2005, the Company formed Sunrise Mining Corporation (“Sunrise”), which became a wholly-owned subsidiary. Subsequent to Sunrise’s incorporation, the Company transferred all of the rights to its mining operations to Sunrise.

During December 2006, the Company formed Oriental Magnum, Inc. (“Oriental”), which became a wholly-owned subsidiary of Sunrise Mining Corporation. Subsequent to Oriental’s incorporation, the Company transferred the titles of both the Khul Morit license and the Shandi license to the name of Oriental in January 2007.

On Feb 14, 2007, the Company filed a preliminary information statement to start the spin-off of Sunrise Mining Corporation. The spin-off of Sunrise Mining Corporation has not been completed as of the date of this filing.

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results expected for the full year. The accompanying condensed financial statements should be read in conjunction with the audited financial statements at September 30, 2006 included in the Company’s Form 10-KSB annual report.

The Company's fiscal year end is September 30.

Note 2 - Income Taxes

There has been no provision for U.S. federal, state, or foreign income taxes for any period because the Company has incurred losses in all periods and for all jurisdictions since inception.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

Deferred tax assets

Net operating loss carryforwards	$5,357,619
Valuation allowance for deferred tax assets	(5,357,619)

Net deferred tax assets	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of March 31, 2007, the Company had net operating loss carryforwards of approximately $5,357,619 for federal and state income tax purposes. These carry-forwards, if not utilized to offset taxable income, begin to expire in 2016. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

Note 3 - Related Party Transactions

During the six month period ended March 31, 2007, Mr. Xuguang Sun and Mr. Shaojun Sun, former directors and officers of the Company, have advanced $33,254 to pay all expenses for the spin-off of Sunrise Mining Corporation and costs incurred to change the titles of the Khul Morit and Shandi licenses to the name of Oriental Magnum Inc. These advances are unsecured, non-interest bearing and have no fixed terms of repayment.

Note 4 - Possible Acquisition

The Company has entered into a non-binding letter of intent, dated December 14, 2006, to acquire Terra Elastomer Technologies S.L., a company based in Dusseldorf, Germany (“Terra”). Terra, through its subsidiaries, is a manufacturer of granulator and state-of-the-art shredding equipment for use in the recycling industry and also designs and builds recycling and electronic scrap plants under commission from non-affiliated third parties. Inteso, a subsidiary of Terra, reprocesses elastomer-based waste and scrap materials which result from the manufacture of industrial rubber goods and tires. No specific terms or conditions have been agreed to. The transaction is subject to the Company’s due diligence and such other conditions in a transaction of this nature, and thus no definitive agreement has been consummated between the Company and Terra. The letter of intent does provide, however, that the Company has exclusivity until March 31, 2007. Thereafter, if no definitive agreement is signed, neither party will be obligated to complete the transaction.

On March 27, 2007, the Company signed an Addendum to the letter of intent with Terra Elastomer Technologies S.L. The Addendum extends the time to close this transaction from March 31, 2007 to June 15, 2007.

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

Once the spin-off of Sunrise Mining Corporation is completed, the Company will cancel all the 100,000 outstanding Common Stock of Sunrise Mining Corporation that it currently owns and distribute 5,789,090 shares of Common Stock of Sunrise Mining Corporation to the Company’s common shareholders of record as of the business close on January 23, 2007 on a pro-rata basis. The Distribution would be paid to Pacific Stock Transfer as depository agent for Sunrise's shareholders. Following the disbursement of the Sunrise shares, Sunrise intends to make available information that will allow a broker to file a Form 15c2-11 to post a quotation and obtain a trading symbol for the shares of Sunrise on the OTC BB. The Sunrise shares distributed as part of the Distribution will be freely tradable, subject to certain restrictions applicable to insiders and affiliates, once the Form 10-SB of Sunrise has become effective and all comments of the SEC have been cleared.

On March 22, 2007, Sunrise Mining Corporation, a wholly owned subsidiary of the Company, filed the Form 10 - SB registration statement with the U.S. Securities and Exchange Commission.

Note 6 - Note Payable

On January 12, 2007, the Company signed a $50,000 convertible promissory note with an individual named Edward L. Rucinski with interest payable semi-annually at the rate of 8% per annum.  This note matures on January 31, 2008.  Upon the election of the holder, the principal amount of the Note, or any portion thereof that is an integral multiple of $10,000, can be converted into fully paid and non-assessable whole shares of common stock at a conversion price per share that is equal to the average closing bid price of the common stock during the five consecutive trading days immediately preceding the date the holder completes the conversion requirements, discounted by 50%.  This note is subject to redemption at the option of the Company, in whole or in part, in any integral multiple of $10,000, upon notice.  If redeemed prior to due date, the outstanding principal balance and any accrued interest are subject to early redemption penalties.

On January 29, 2007, the Company signed a $100,000 convertible promissory note with a company named “A Perfect Time For A Change, Inc.” with interest payable semi-annually at the rate of 8% per annum.  This note matures on January 31, 2008.  Upon the election of the holder, the principal amount of the Note, or any portion thereof that is an integral multiple of $10,000, can be converted into fully paid and non-assessable whole shares of common stock at a conversion price per share that is equal to the average closing bid price of the common stock during the five consecutive trading days immediately preceding the date the holder completes the conversion requirements, discounted by 50%.  This note is subject to redemption at the option of the Company, in whole or in part, in any integral multiple of $10,000, upon notice.  If redeemed prior to due date, the outstanding principal balance and any accrued interest are subject to early redemption penalties.

On February 17, 2007, the Company signed a $100,000 convertible promissory note with a company named “A Perfect Time For A Change, Inc.” with interest payable semi-annually at the rate of 8% per annum.  This note matures on January 31, 2008.  Upon the election of the holder, the principal amount of the Note, or any portion thereof that is an integral multiple of $10,000, can be converted into fully paid and non-assessable whole shares of common stock at a conversion price per share that is equal to the average closing bid price of the common stock during the five consecutive trading days immediately preceding the date the holder completes the conversion requirements, discounted by 50%.  This note is subject to redemption at the option of the Company, in whole or in part, in any integral multiple of $10,000, upon notice.  If redeemed prior to due date, the outstanding principal balance and any accrued interest are subject to early redemption penalties.

Note 7 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company’s operations are in the mining exploration stage, the Company has generated no income, and has incurred losses of $5,357,619 in operations since inception.

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

General

The following discussion and analysis summarizes the results of operations of Magnum d'Or Resources, Inc. ("Magnum", the "Company" or "we") for the three-month and six-month periods ended March 31, 2007.

Magnum is a mining exploration company that holds two exploration and development properties in Mongolia. At present, none of our properties are in production and, consequently, we have no current operating income. We are currently looking to acquire some profitable operating entities.

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

On March 27, 2007 the Company signed an Addendum to the letter of intent with Terra Elastomer Technologies S.L. The Addendum extends the time to close this transaction from March 31, 2007 to June 15, 2007.

The Company is in the process of spinning-off Sunrise Mining Corporation, which will become a separate entity focusing its resources primarily on the mining exploration and financing of the Mongolian properties.

Overview

The Company previously had conducted an evaluation test drilling program on its Kohl Morit copper/gold property in Mongolia. The work was conducted by Rio Minerals Limited of Vancouver, British Columbia, a company specializing in mineral exploration and development. The Kohl Morit property is located in south central Mongolia and consists of approximately 494 hectares.

The Company also owns 100% ownership interest in another prospective copper-gold mining property called the Shandi property located in southeastern Mongolia.

The following describes the latest status update regarding the two mineral properties of the Company:

"Khul Morit" property (license number "6283")

In December 2006, the Company retained the services of Gobi Exploration LLC for the re-logging of all cores and necessary research work in porphyry-copper-gold systems with the assistance of additional experienced geologists. The Company has received a comprehensive report on what has been discovered at Khul Morit property, what is the possible mineralization model there and the recommendation for the next stage of exploration. The cost for this work was $5,000.

In January 2007, the Company negotiated with Ms. Khulan Choilon (the previous Khul Morit license holder) and changed the title of the Khul Morit exploration license from her name to the name of Oriental Magnum Inc.

"Shandi" property (original license number "4768", now license number "10582")

In January 2007, the Company negotiated with Mr. Timursukh Oidov (the Shandi license holder) and changed the title of the Shandi license to the name of Oriental Magnum Inc. by paying $4,000 to him to require the remaining 40% ownership interest previously retained by him in the Shandi property.

Political Environment

In April 2006, there were some mass protests against the Mongolian government’s granting of mineral concessions to North American firms, and the Mongolian government has amended the mining laws. The political situation in Mongolia had once deteriorated to the point that management of our Company believed that it would be better for us to hold onto our mining investments until the political and legal situation became clear. The political environment in Mongolia has improved in recent months. Management of the Company is considering whether or not to proceed with its exploration program on the Khul Morit property and Shandi property.

"Windfall profits" tax

Mongolia government, on May 12, 2006, imposed what it is called a "windfall profits" tax on mining carried out in that country. The law constitutes a 68% tax on profits from mineral sales when the copper price and gold price are above US$1.18 per pound and US$500 per ounce, respectively. The new tax has caused investor concerns and is inhibiting investment in Mongolia's mining industry.

Given the recent political and mining law changes in Mongolia, we believe it would be in the Company's best interests to ensure our investment is secured before further exploration can be considered.

Any additional evaluation test drilling at the Kohl Morit property or at the Shandi property will require substantial capital expenditures to determine the scope of the copper and gold reserves and to evaluate the commercial viability. The Company does not have the necessary capital to conduct additional test drilling to fully evaluate these mining properties at this time.

Results of Operations

Comparison of the three months ended March 31, 2007 and 2006

For the three month period ended March 31, 2007 compared to the three month period ended March 31, 2006, Magnum had a net loss of $147,613 and $24,258, respectively, an increase of approximately 508.51%. This increase was mainly due to the expenses incurred by the Chief Executive Officer and consultants’ business trip to Europe, as well as an increase in professional expenses.

Mining exploration costs increased to $8,862 during the three month period ended March 31, 2007 as compared to $0 for the comparable period in 2006. The $8,862 exploration cost includes fees paid to Mr. Timursukh Oidov to acquire the remaining 40% ownership interest previously retained by him in the Shandi property and taxes paid to the Mongolia government for changing the title of the Shandi license to Oriental Magnum, Inc.

General and administrative expenses increased 471.98% to $138,751 during the three month period ended March 31, 2007 as compared to $24,258 for the comparable period in 2006. The increase was due primarily to fees charged by consultants and expenses on news releases, SEC filings and business trips.

Comparison of the six months ended March 31, 2007 and 2006

For the six month period ended March 31, 2007 compared to the six month period ended March 31, 2006, Magnum had a net loss of $202,644 and $42,285, respectively, an increase of approximately 379.23%. This increase was mainly due to the expenses incurred by the Chief Executive Officer and consultants’ business trip to Europe, as well as an increase in professional expenses.

Mining exploration costs increased to $19,407 during the six month period ended March 31, 2007 as compared to $0 for the comparable period in 2006. The $19,407 exploration cost includes (1) fees charged by Gobi Exploration LLC for their re-logging and assaying of the Khul Morit cores, and their preparation of the Khul Morit exploration report written in Mongolian which was required by the Mongolia government; (2) fees and taxes paid to the Mongolia government for changing the titles of the Khul Morit and Shandi licenses to Oriental Magnum Inc.; (3) fees paid to Mr. Timursukh Oidov to acquire the remaining 40% ownership interest previously retained by him in the Shandi property.

General and administrative expenses increased 333.61% to $183,237 during the six month period ended March 31, 2007 as compared to $42,258 for the comparable period in 2006. The increase was due primarily to fees charged by consultants and expenses on news releases, SEC filings and business trips.

Liquidity and Capital Resources

At March 31, 2007, the Company had $99,080 in total assets, a working capital deficit of $198,885 and had $180,788 of net cash used by operations during the six month period ended March 31, 2007.

The Company's working capital deficit was $198,885 at March 31, 2007, compared to a working capital of $41,976 at March 31, 2006.

As of March 31, 2007, the funds received from notes were spent mainly through payment of fees charged by consultants and expenses on news releases, SEC filings and business trips; Mr. Xuguang Sun and Mr. Shaojun Sun, former directors and officers of the Company, have advanced $33,254 to pay expenses for the spin-off of Sunrise Mining Corporation and costs incurred to change the titles of the Khul Morit and Shandi licenses to the name of Oriental Magnum Inc.

The Company is a mining exploration stage mining company and had no revenues during the six months ended March 31, 2007 and March 31, 2006.

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

Item 3. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2007, have concluded that, as of March 31, 2007 (the “Evaluation Date”), the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated under that Act. There were no changes in the Company’s internal controls during the period or in other factors that could affect the internal controls subsequent to the Evaluation Date.

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

Basis of Accounting

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States. Even though these interim financial statements may not include all of the footnotes necessary for a comprehensive presentation of financial position and results of operations, in the opinion of management, these interim financial statements include all adjustments necessary in order to prevent them from be misleading.

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

In December 2004, the FASB issued SFAS No 123(R)(revised 2004), Share-Based Payment" which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods after June 15, 2005. The new standard will require entities to expense employee stock options and other share-based payments. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. The Company has recently adopted the standards promulgated by SFAS(R), however, there has been no effect to the Company’s financial statements in light of the fact the Company has not recently issued any employee stock options or made any other share-based payments.

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

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

N/A

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

On January 12, 2007, the Company signed a $50,000 convertible promissory note with an individual named Edward L. Rucinski with interest payable semi-annually at the rate of 8% per annum. This note matures on January 31, 2008. Upon the election of the holder, the principal amount of the Note, or any portion thereof that is an integral multiple of $10,000, can be converted into fully paid and non-assessable whole shares of common stock at a conversion price per share that is equal to the average closing bid price of the common stock during the five consecutive trading days immediately preceding the date the holder completes the conversion requirements, discounted by 50%. This note is subject to redemption at the option of the Company, in whole or in part, in any integral multiple of $10,000, upon notice. If redeemed prior to due date, the outstanding principal balance and any accrued interest are subject to early redemption penalties.

On January 29, 2007, the Company signed a $100,000 convertible promissory note with a company named “A Perfect Time For A Change, Inc.” with interest payable semi-annually at the rate of 8% per annum. This note matures on January 31, 2008. Upon the election of the holder, the principal amount of the Note, or any portion thereof that is an integral multiple of $10,000, can be converted into fully paid and non-assessable whole shares of common stock at a conversion price per share that is equal to the average closing bid price of the common stock during the five consecutive trading days immediately preceding the date the holder completes the conversion requirements, discounted by 50%. This note is subject to redemption at the option of the Company, in whole or in part, in any integral multiple of $10,000, upon notice. If redeemed prior to due date, the outstanding principal balance and any accrued interest are subject to early redemption penalties.

On February 17, 2007, the Company signed a $100,000 convertible promissory note with a company named “A Perfect Time For A Change, Inc.” with interest payable semi-annually at the rate of 8% per annum. This note matures on January 31, 2008. Upon the election of the holder, the principal amount of the Note, or any portion thereof that is an integral multiple of $10,000, can be converted into fully paid and non-assessable whole shares of common stock at a conversion price per share that is equal to the average closing bid price of the common stock during the five consecutive trading days immediately preceding the date the holder completes the conversion requirements, discounted by 50%. This note is subject to redemption at the option of the Company, in whole or in part, in any integral multiple of $10,000, upon notice. If redeemed prior to due date, the outstanding principal balance and any accrued interest are subject to early redemption penalties.

The proceeds from these loans were used for general working capital.

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

Chad Curtis, age 31, was, from January 2000 through April 2001, employed by First Union Securities as a Money Manager and Financial Advisor. From April 2001 through December 2004, Mr. Curtis was associated with J.P. Turner & Company in the same capacity. In April 2005 he was retained by Pointe Capital as a Money Manager and remained in that capacity, on a limited basis, through April 2006 when he became associated with Markwood Capital, a division of Acosta Financial Services, where he remained until August 2006. Mr. Curtis has, for the last several years, also been engaged in the acquisition and sale of pre-construction and post-construction residential real estate. Mr. Curtis will continue, at least for the immediate future, in such business endeavors.

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

Item 6 Exhibits

Exhibit Number, Name and/or Identification of Exhibit

10.1 Form of Note issued to Ed Rucinski

10.2 Form of Note issued to A Perfect Time For A Change, Inc.

31.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 2007	Magnum d'Or Resources, Inc.
By: /s/ Chad Curtis
Chad Curtis, Chief Executive Officer, President and
Chief Financial Officer