Form 10QSB/A
period 2007-03-31
Magnum dOr Resources Inc
filed 2007-05-16
CIK 1099963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB/A

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,785,090 shares as of May 16, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

EXPLANATORY NOTE

Magnum D’Or Resources, Inc. (the ‘Company”) is filing this Form 10-QSB/A to amend its balance sheet, statement of cash flows, and notes to the financial statements and its Management Discussion and Analysis, as well as to update the “Recently Issued Accounting Standards.” In addition, we amended Part II, item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.”

Except for the amendments described above, this Form 10-QSB/A does not modify or update the disclosures in, or exhibits to, the Form 10-QSB.

MAGNUM D'OR RESOURCES, INC.

INDEX
PART I: FINANCIAL INFORMATION

Item 1: Financial Statements:

Condensed Consolidated Balance Sheet as of March 31, 2007 (unaudited)	4

Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2007 and 2006, and from inception to March 31, 2007 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2007 and 2006 and from inception to March 31, 2007 (unaudited)	6

Condensed Notes to the Condensed Consolidated Financial Statements (unaudited)	7

Item 2 Management's Discussion and Analysis or Plan of Operations	10

Item 3 Controls and Procedures	12

PART II OTHER INFORMATION

Item 1 Legal Proceedings	16

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3 Defaults upon Senior Securities	16

Item 4 Submission of Matters to a Vote of Security Holders	16

Item 5 Other Information	16

Item 6 Exhibits and Reports on Form 8-K	18

Signatures	19

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

MAGNUM D'OR RESOURCES INC.
(A MINING EXPLORATION COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2007 (Unaudited)

March 31,
2007
ASSETS:
Current assets:
Cash	$99,080
Prepaid expenses	-

Total current assets	99,080

Fixed assets:
Office furniture	-
Less accumulated depreciation	-

Total fixed assets	-

TOTAL ASSETS	$99,080

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
Accounts payable	$11,500
Accrued interest	3,211
Advance from company officers	33,254
Notes payable, net of discount of $104,937	145,063

Total current liabilities	193,028

TOTAL LIABILITIES	193,028

Stockholders' Deficit:
Preferred Stock, $.0001 par value; 10,000,000 shares authorized,
10,000,000 issued and outstanding at March 31, 2007	10,000
Common Stock, $.001 par value; 200,000,000 shares authorized,
5,785,090 issued and outstanding at March 31, 2007	5,785
Additional paid-in capital	5,267,949
Accumulated deficit	(5,377,682)

Total Stockholders' Deficit	(93,948)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$99,080

The accompanying notes are an integral part of these financial statements.

MAGNUM D'OR RESOURCES, INC.
(A MINING EXPLORATION COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AS OF MARCH 31, 2007 (Unaudited)

					September 3, 1999
	Three Months Ended		Six Months Ended		(Inception) to
	March 31,		March 31,		March 31,

	2007	2006	2007	2006	2007

Revenue:

Total Revenue	$-	$-	$-	$-	$6,153

Expenses:
Exploration costs	8,862	-	19,407	-	2,206,222
Website development costs	-	-	-	-	887,110
General and administrative expenses	158,814	24,258	203,300	42,258	3,007,136
Depreciation	-	-	-	27	31,508

Total Operating Expenses	167,676	24,258	222,707	42,285	6,131,976

Loss from Operations before unusual items	(167,676)	(24,258)	(222,707)	(42,285)	(6,125,823)

Other Income (Expense)
Gain from spin off of subsidiary	-	-	-	-	615,840
Gain (loss) on settlement of debt	-	-	-	-	132,301

Net Loss	$(167,676)	$(24,258)	$(222,707)	$(42,285)	$(5,377,682)

Net Income(Loss) per Common Share - Basic and Diluted	$(0.03)	$(0.00)	$(0.04)	$(0.01)

Per Share Information:
Weighted Average Number of Common Stock
Shares Outstanding - Basic and Diluted	5,785,090	4,993,351	5,785,090	4,993,351

The accompanying notes are an integral part of these financial statements.

MAGNUM D'OR RESOURCES INC.
(A MINING EXPLORATION COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
AS OF MARCH 31, 2007 (Unaudited)

			September 3, 1999
	Six Months Ended		(Inception) to
	March 31		March 31,
	2007	2006	2007

Cash Flows from Operating Activities:
Net Loss	$(222,707)	$(42,285)	$(5,377,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Stocks issued for services and expenses	-	-	3,565,990
Depreciation	-	27	31,334
Amortization of loan discount	20,063	-	20,063
Loss on sale of software license	-	-	54,200
Gain on settlement of debt	-	-	119,590
Foreign exchange adjustment	-	-	30
Adjustments to reconcile net loss to cash used in
operating activities:
(Increase) decrease in prepaid expenses	7,145	-	(1,317)
Increase (decrease) in accounts payable	11,500	(38,001)	11,500
Increase (decrease) in accrued liabilities	3,211	-	3,211

Net Cash Flows Used by Operations	(180,788)	(80,259)	(1,573,081)

Cash Flows from Investing Activities:
Disposal of fixed assets	-	-	17,561
Purchase of assets	-	-	(18,142)

Net Cash Flows Used for Investing Activities	-	-	(581)

Cash Flows from Financing Activities:
Issuance of stock for cash	-	-	262,441
Advance from company officer	29,868	-	154,901
Proceeds from notes payable	250,000	79,978	1,255,400

Net Cash Flows Provided by Financing Activities	279,868	79,978	1,672,742

Net Increase (Decrease) in Cash	99,080	(281)	99,080

Cash and cash equivalents - Beginning of period	-	281	-

Cash and cash equivalents - End of period	$99,080	$-	$99,080

SUPPLEMENTARY INFORMATION
Interest Paid	$-	$93	$3,979
Taxes Paid	$-	$-	$-
In October 2005, the Company converted accounts payable due to a shareholder to additional paid-in capital	$-	$39,250	$39,250
NON-CASH TRANSACTIONS
Common stock issued in exchange for services	$-	$-	$3,615,990
Common stock issued for debt settlement	$-	$-	$1,326,249

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

Deferred tax assets

Net operating loss carryforwards	$5,377,682
Valuation allowance for deferred tax assets	(5,377,682)

Net deferred tax assets	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of March 31, 2007, the Company had net operating loss carryforwards of approximately $5,377,682 for federal and state income tax purposes. These carry-forwards, if not utilized to offset taxable income, begin to expire in 2016. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

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

Included in the general and administrative expense is $23,230 in interest expense for the three and six months ended March 31, 2007.

The proceeds from these loans were used for general working capital.

Note 7 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company’s operations are in the mining exploration stage, the Company has generated no income, and has incurred losses of $5,377,682 in operations since inception.

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

"Shandi" property (original license number "4768", now license number "10582")

In January 2007, the Company negotiated with Mr. Timursukh Oidov (the Shandi license holder) and changed the title of the Shandi license to the name of Oriental Magnum Inc. by paying $4,000 to him to acquire the remaining 40% ownership interest previously retained by him in the Shandi property.

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

Results of Operations

Comparison of the three months ended March 31, 2007 and 2006

For the three month period ended March 31, 2007 compared to the three month period ended March 31, 2006, Magnum had a net loss of $167,676 and $24,258, respectively, an increase of approximately 591.22%. This increase was mainly due to the expenses incurred by the Chief Executive Officer and consultants’ business trip to Europe, as well as an increase in professional expenses.

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

General and administrative expenses increased 554.69% to $158,814 during the three month period ended March 31, 2007 as compared to $24,258 for the comparable period in 2006. The increase was due primarily to fees charged by consultants and expenses on news releases, SEC filings and business trips.

Comparison of the six months ended March 31, 2007 and 2006

For the six month period ended March 31, 2007 compared to the six month period ended March 31, 2006, Magnum had a net loss of $222,707 and $42,285, respectively, an increase of approximately 426.68%. This increase was mainly due to the expenses incurred by the Chief Executive Officer and consultants’ business trip to Europe, as well as an increase in professional expenses.

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

General and administrative expenses increased 381.09% to $203,300 during the six month period ended March 31, 2007 as compared to $42,258 for the comparable period in 2006. The increase was due primarily to fees charged by consultants and expenses on news releases, SEC filings and business trips.

Liquidity and Capital Resources

At March 31, 2007, the Company had $99,080 in total assets, a working capital deficit of $93,948 and had $180,788 of net cash used by operations during the six month period ended March 31, 2007.

The Company's working capital deficit was $93,948 at March 31, 2007, compared to a working capital of $41,976 at March 31, 2006.

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

Recently Issued Accounting Standards

In July 2006, the FASB issued Interpretation 48,“Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006 and has no current applicability to the Company’s financial statements

  In September 2006, the FASB issued Statement No. 157,“Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of SFAS No. 157.

  In September 2006, the FASB issued Statement No. 158,“Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. SFAS No. 158 has no current applicability to the Company’s financial statements.

  In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108.

  In February 2007, the FASB issued Statement No. 159,“The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), an amendment of FASB Statement No. 115. SFAS No. 159 addresses how companies should measure many financial instruments and certain other items at fair value. The objective is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of SFAS No. 159.

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

Included in the general and administrative expense is $23,230 in interest expense for the three and six months ended March 31, 2007.

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

Item 6 Exhibits

Exhibit Number, Name and/or Identification of Exhibit

10.1 Form of Note issued to Ed Rucinski (filed with Form 10-QSB for quarter ended March 31, 2007)

10.2 Form of Note issued to A Perfect Time For A Change, Inc. (filed with Form 10-QSB for quarter ended March 31, 2007)

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

May 16, 2007	Magnum d'Or Resources, Inc.

By: /s/ Chad Curtis
Chad Curtis, Chief Executive Officer, President and
Chief Financial Officer