Form 10QSB/A
period 2006-12-31
Magnum dOr Resources Inc
filed 2007-05-22
CIK 1099963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB/A

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

☐  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
EXCHANGE ACT

Commission File Number: 0-31849

MAGNUM D'OR RESOURCES, INC.
Exact name of small business issuer as specified in its charter

NEVADA	98-0215222
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.

1326 S.E. 17 th Street, #513
Ft. Lauderdale, Florida 33316
(Address of principal executive offices)

(305) 420-6563
Issuer's telephone number

Check whether the registrant (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days Yes   ☒    No ☐

Indication by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
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

EXPLANATORY NOTES

Magnum d’Or Resources, Inc. has amended its Form 10-QSB for the period ended December 31, 2006, previously filed by revising Item 3 of Part I, and Exhibit 31 and Exhibit 32 to conform to Item 309 and Item 308 of Regulation SB, and other revisions consistent with comments from the Securities and Exchange Commission regarding the Schedule 14c Information Statement of the Registrant..

MAGNUM D'OR RESOURCES, INC.

INDEX

Item 1: Financial Statements:

	Condensed Consolidated Balance Sheet as of December 31, 2006 (unaudited)	5

	Condensed Consolidated Statements of Operations for the three month
	periods ended December 31, 2006 and 2005, and from inception
	to December 31, 2006 (unaudited)	6

	Condensed Consolidated Statement of Cash Flows for the three months ended
	December 31, 2006 and 2005 and from inception to December 31, 2006
	(unaudited)	7

	Condensed Notes to the Condensed Consolidated Financial Statements (unaudited)	8

Item 2	Management's Discussion and Analysis or Plan of Operations	10

Item 3	Controls and Procedures	12

PART II OTHER INFORMATION

Item 1	Legal Proceedings	15

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3	Defaults upon Senior Securities	15

Item 4	Submission of Matters to a Vote of Security Holders	15

Item 5	Other Information	15

Item 6	Exhibits	16

Signatures		17

PART I. FINANCIAL INFORMATION
ITEM 1. UNAUDITED FINANCIAL STATEMENTS

MAGNUM D'OR RESOURCES INC.
(A MINING EXPLORATION COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2006 (Unaudited)

December 31,
2006
ASSETS :
Current assets:
Cash	-
Prepaid Expenses	$2,019

Total current assets	2,019

Fixed assets:
Office Furniture	-
Less Accumulated Depreciation	-

Total fixed assets	-

TOTAL ASSETS	$2,019

LIABILITIES AND STOCKHOLDERS' DEFICIT :
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

MAGNUM D'OR RESOURCES, INC.
(A MINING EXPLORATION COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			September 3, 1999
	For the year ended December 31,		(Inception) to December 31,
	2006	2005	2006

Revenue:

Total Revenue	$-	$-	$6,153

Expenses:
Exploration costs	10,545	-	2,197,360
Website development costs	-	-	887,110
General and administrative expenses	44,487	18,001	2,848,323
Depreciation	-	27	31,508

Total Operating Expenses	55,032	18,028	5,964,301

Loss from Operations before unusual items	(55,032)	(18,028)	(5,958,148)

Other Income (Expense)
Gain from spin off of subsidiary	-	-	615,840
Gain (loss) on settlement of debt	-	-	132,301

Net Loss	$(55,032)	$(18,028)	$(5,210,007)

Net Income(Loss) per Common Share - Basic and Diluted	$(0.010)	$(0.004)

Per Share Information:
Weighted Average Number of Common Stock
Shares Outstanding - Basic and Diluted	5,785,090	4,991,684

The accompanying notes are an integral part of these financial statements.

MAGNUM D'OR RESOURCES INC.
(A MINING EXPLORATION COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the year ended December 31, 2006		September 3, 1999 (Inception) to December 31,
	2006	2005	2006

Cash Flows from Operating Activities:
Net Loss	$(55,032)	$(18,028)	$(5,210,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Stocks issued for services and expenses	-	-	3,565,990
Depreciation	-	27	31,334
Loss on sale of software license	-	-	54,200
Gain on settlement of debt	-	-	119,590
Foreign exchange adjustment	-	-	30
Adjustments to reconcile net loss to cash used in
operating activities:
(Increase) in prepaid expenses	5,126	-	(3,335)
Increase (decrease) in accounts payable	9,250	(37,300)	9,250

Net Cash Flows Used by Operations	(40,656)	(55,301)	(1,432,948)

Cash Flows from Investing Activities:
Disposal of fixed assets	-	-	17,561
Purchase of Assets	-	-	(18,142)

Net Cash Flows Used for Investing Activities	-	-	(581)

Cash Flows from Financing Activities:
Issuance of stock for cash	-	-	262,441
Advance from company officer	40,655	55,271	165,688
Proceeds paid to notes payable	-	-	1,005,400
	40,655	55,271

Net Cash Flows Provided by Financing Activities	40,655	55,271	1,433,529

Net Increase (Decrease) in Cash	-	(30)	-

Cash and cash equivalents - Beginning of period	-	281	-

Cash and cash equivalents - End of period	$(0)	$251	$-

SUPPLEMENTARY INFORMATION
Interest Paid	$-	$93	$3,979
Taxes Paid	$-	$-	$-
In October 2005, the Company converted accounts payable due to a shareholder
to additional paid-in capital	$-	$39,250	$39,250
NON-CASH TRANSACTIONS
Common stock issued in exchange for services	$-	$-	$3,615,990
Common stock issued for debt settlement	$-	$-	$1,326,249

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

Magnum is a mining exploration company that holds two exploration properties in Mongolia. At present, none of our properties are in production and, consequently, we have no current operating income. We are currently looking to acquire some profitable operating entities.

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

The Company has changed the title of the Khul Morit exploration license from the individual license holder, Ms. Khulan Choilon, to the name of Oriental Magnum, Inc. in January 2007.

"Shandi" property (original license number "4768", now license number "10582")

The Company negotiated with Mr. Timursukh Oidov, the original license holder and has changed the title of the Shandi license to the name of Oriental Magnum, Inc. by paying $4,000 to him to acquire the remaining 40% ownership interest previously retained by him in the Shandi property.

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

The Company is an exploration stage mining company and had no revenues during the three months ended December 31, 2006 and December 31, 2005.

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

Item 3. Controls and Procedures

The Company's Chief Executive Officer/President and Chief Financial Officer/principal accounting officer is responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officer has concluded (based upon his evaluation of these controls and procedures as of December 31, 2006 that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this Report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure. The certifying officer also has indicated that there were no changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and that there were no corrective actions necessary with regard to any significant deficiencies and material weaknesses.

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

Item 6 Exhibits

(a) Exhibits

31.1	Certification of Chad Curits

32	Certification of Chad Curtis

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 22, 2007	Magnum d'Or Resources, Inc.

	By:	/s/ Chad Curtis
Chad Curtis, Chief Executive Officer, President and Chief Financial Officer

MAGNUM D'OR RESOUCES, INC.

INDEX OF EXHIBITS

31	Certification of Chad Curits

32	Certification of Chad Curtis