Form 10KSB/A
period 2006-09-30
Magnum dOr Resources Inc
filed 2007-05-25
CIK 1099963

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-KSB/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

Explanatory Note

Magnum d’Or Resources, Inc. (the “Company”) has amended its Form 10-KSB annual report for its fiscal year ended September 30, 2006, to revise various sections thereof to reflect changes in response to certain comments made by the U.S. Securities and Exchange Commission regarding the recent preliminary Schedule 14C Information Statement(s) filed by the Company.

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

General

Magnum D’Or Resources, Inc. (the “Company”) is a junior resource company focused on the exploration and advancement of premium base and precious metal assets primarily in Mongolia. Sunrise Mining Corporation (“Sunrise”), a wholly owned subsidiary of the Company, is engaged in the acquisition and exploration of mineral properties with the intent of exploiting any mineral deposits discovered. Presently, Sunrise owns a 100% interest in licenses issued by the government of Mongolia to two mineral claims that are located in Mongolia which must be renewed annually. There is no assurance that a commercially viable mineral deposit exists on these properties.

Sunrise owns a 100% interest in the Khol Morit porphyry-copper gold property located west of Ivanhoe Mine's Turquoise Hill Project in south-central Mongolia (exploration license number 6283X). The Khol Morit property hosts a porphyry copper system with alteration covering 2 square kilometers (approximately 494 hectares). In the drill program conducted in the summer of 2004, nine randomly spaced exploration holes were completed, and in hole 4 a new copper discovery was made. The hole cut 33 meters (108 feet) grading 1.74% copper. Within this intersection is 27 meters (88 feet) grading 2.09% copper. The highest core sample assay was 6.59% copper. In the report on the property, it was suggested that due to the effects of surface oxidation and leaching, copper mineralization may be more extensive at depth than at the surface.

Sunrise owns a 100% interest in the Shandi gold-copper property (exploration license number 10528) located in southeastern Mongolia which consists of approximately 20,667 hectares. The property shares borders with Ivanhoe Mines and International Uranium Corp.

Sunrise has held substantially all of the operating assets and liabilities of the Company, and has been a wholly owned subsidiary of the Company since its incorporation in October 2005. All of the mining leases and rights of the Company were assigned to Sunrise on October 25, 2005.

Mineral property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. Sunrise has completed the initial phases of exploration on the properties. Once Sunrise has completed each phase of exploration, Sunrise will make a decision as to whether or not to proceed with each successive phase based upon the analysis of the results of that program. Sunrise’s directors will make this decision based upon the recommendations of the independent geologist who oversees the program and records the results.

Sunrise’s plan of operation is to conduct exploration work in order to ascertain whether it possesses economic quantities of copper, gold, molybdenum or silver. There can be no assurance that an economic mineral deposit exists on the properties until appropriate exploration work is completed.

Even if Sunrise completes its proposed exploration programs on a property and it is successful in identifying a mineral deposit, Sunrise will have to spend substantial funds on further drilling and engineering studies before it will know if there is a commercially viable mineral deposit.

Mongolia Mining Exploration

Sunrise owns a 100% ownership interest in a license issued by the government of Mongolia regarding a prospective copper/gold mining property called the Khul Morit property (Exploration License No. 6283x) located in south-central Mongolia and consists of approximately 494 hectares.

The Khul Morit property was originally acquired by the Company from a Mongolian citizen whose name is Khulan Choilon through an option agreement dated December 8, 2003, in exchange for $25,000 cash, 2,000,000 shares of the common stock of the Company, and a commitment to expend $100,000 in exploration work. Ms. Choilon retained a 1.5% net smelter royalty interest in the production from the property. Until the obligations of the Company were fulfilled, the license to the Khul Morit property was held by Khulan Choilon. The license was transferred and renewed in January 2007 and is presently held in the name of Oriental Magnum, Inc., a subsidiary of Sunrise.

The Shandi property was originally acquired by the Company from Ton Fei Fred Tham & Associates through an agreement dated November 13, 2002, in consideration of $35,000 cash, 200,000 shares of the common stock of the Company, and a commitment to expend $20,000 in exploration work. The agreement provided that the Company had the right to acquire the remaining 40% ownership retained by Ton Fei Fred Tham & Associates. Ton Fei Fred Tham & Associates retained a 3% net smelter royalty interest in the production from the property. The Agreement was renewed and revised on July 13, 2003, and provided that the Company would pay the renewal fees for the license and to increase its obligations to conduct exploratory work by $75,000. In late 2005, Mr. Tham of Ton Fei Fred Tham & Associates asked his Mongolia contact "Timursukh Oidov" to renew the Shandi License (License No. 4768) for the Company. During this process, the Mineral Resource and Petroleum Authority of Mongolia (“MRPAM”) underwent certain policy changes, which resulted in the temporary loss of License No. 4768. In order to avoid losing mining rights on the Shandi property, Timursukh Oidov listed his name on the property as the owner. Under MRPAM policies, when a new owner is the license holder of an existing mining property, a new license number must be issued. As a result, the Shandi property was licensed to Timursukh Oidov under license no. 10582 (“License No. 10582”). In a letter dated April 12, 2006 sent by Mr. Fred Tham, Timursukh Oidov agreed to assign License No. 10582 to Ton Fei Fred Tham & Associates and further agreed to uphold the terms of the option agreement signed between Ton Fei Fred Tham & Associates and the Company as if it were entered into between himself and the Company. The Company and Sunrise completed their obligations under these agreements, and Sunrise acquired the 40% ownership interest of the Shandi properties from Timursukh Oidov by paying him $4000 cash. The license was renewed and transferred, and is presently held in the name of Oriental Magnum, Inc., a subsidiary of Sunrise.

Preliminary surface geological exploration work has been conducted on the Shandi property by Gregory R. Thompson of Rio Minerals Limited, a consulting geologist of Sunrise. Although the geology reported by this exploration work was indicative of a copper zone and other metals in the northeast section of the Shandi property, no exploratory drill holes have been drilled to evaluate this area of the Shandi property.

During the year ended September 30, 2006, Sunrise did not commence any drilling programs on its two properties. Previously, Sunrise had commenced and completed a substantial drilling program on its Khul Morit property. The work was conducted by Rio Minerals Limited of Vancouver, British Columbia, a company specializing in mineral exploration and development. In March 2006, Sunrise received a drill hole summary report of its 2004 exploration program. In the nine randomly spaced exploration holes that were completed, a new copper discovery was made in hole 4. The hole cut 33 meters (108 feet) grading 1.74% copper. Within this intersection is 27 meters (88 feet) grading 2.09% copper. The highest core sample assay was 6.59% copper. Sunrise intends to proceed with further exploration on its Khul Morit property.

In 2006, Sunrise hired a law firm in Mongolia to incorporate a local company named “Oriental Magnum Inc” in order to change the titles for both Khul Morit license and the Shandi license to “Oriental Magnum Inc”. The law firm will act as Sunrise’s local contact in Mongolia and may also assist in its future exploration program or joint-venture exploration program.

The following describes the latest status update regarding the two mineral properties of Sunrise:

"Khul Morit" property (license number "6283")

 In August 2006, Sunrise successfully renewed the exploration licenses for its Khul Morit property (license number “6283”)

In October 2006, Sunrise received a geological and geochemical report from Rio Minerals Limited.

In January 2007, Sunrise negotiated with Ms. Khulan Choilon (the previous Khul Morit license holder) and changed the title of the Khul Morit exploration license from her name to the name of Oriental Magnum Inc.

"Shandi" property (original license number "4768", now license number "10582")

In September 2006, Sunrise successfully renewed the exploration licenses for its Shandi property (license number “10528”).

In January 2007, Sunrise negotiated with Mr. Timursukh Oidov (the Shandi license holder and representative of Ton Fred Tham & Associates) and changed the title of the Shandi license to the name of Oriental Magnum Inc. and paid $4,000 to him to acquire the remaining 40% ownership interest previously retained by Mr. Oidov in the Shandi property.

Corporate Structure Chart

The following chart illustrates the corporate structure of the Company:

Magnum D’Or Resources
I
I	100% subsidiary
I
Sunrise Mining Corporation
I
I	100% subsidiary
I
Oriental Magnum Inc.

Political Environment. In April 2006, there were some mass protests against the Mongolian government’s granting of mineral concessions to North American firms, and the Mongolian government has amended its mining laws. The political situation in Mongolia had once deteriorated to the point that management of Sunrise believed that it would be better for Sunrise to hold onto our mining investments until the political and legal situation became clear. The political environment in Mongolia has improved in recent months. Management of Sunrise is considering whether or not to proceed with its exploration program on the Khul Morit property and Shandi property.

"Windfall profits" tax. Mongolia government, on May 12, 2006, imposed what it is called a "windfall profits" tax on mining carried out in that country. The law constitutes a 68% tax on profits from mineral sales when the copper price and gold price are above US$1.18 per pound and US$500 per ounce, respectively. The new tax has caused investor concerns and is inhibiting investment in Mongolia's mining industry.

Given the recent political and mining law changes in Mongolia, management believes it would be Sunrise’s best interests to ensure our investment is secure before further exploration programs should be carried on.

Any additional evaluation test drilling at the Kohl Morit property or at the Shandi property will require substantial capital expenditures to determine the scope of their copper and gold reserves and to evaluate their commercial viability. Sunrise does not have the necessary capital to conduct additional test drilling to fully evaluate these mining properties at this time.

Compliance with Government Regulation

The Company and its subsidiaries will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Mongolia.

Sunrise will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken. The amount of these costs is not known at this time as Sunrise does not know the extent of the exploration program that will be undertaken beyond completion of the currently planned work programs. Because there is presently no information on the size, tenor, or quality of any resources or reserves at this time, it is impossible to assess the impact of any capital expenditures on earnings or Sunrise’s competitive position in the event a potentially economic deposit is discovered.

If Sunrise enters into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater. Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

•	Water discharge will have to meet water standards;

•	Dust generation will have to be minimal or otherwise re-mediated;

•	Dumping of material on the surface will have to be re-contoured and re-vegetated;

•	An assessment of all material to be left on the surface will need to be environmentally benign;

•	Ground water will have to be monitored for any potential contaminants;

•	T Socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

•	There will have to be an impact report of the work on the local fauna and flora.

Research and Development Expenditures

The Company has incurred some research or development expenditures since our incorporation through the end of 2006. Since the close of the fiscal year ended September 30, 2006, Sunrise retained the services of Gobi Exploration LLC for the re-logging of all cores and necessary research work in porphyry-copper-gold systems with the assistance of additional experienced geologists. Sunrise has received a comprehensive report on what has been discovered at Khul Morit property, what is the possible mineralization model there and the recommendation for the next stage of exploration. The cost for this work was $5,000.

Patents and Trademarks

The Company does not own, either legally or beneficially, any patents or trademarks.

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

Employees

The Company is presently an exploration stage mining company and has two employees.

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

RISK FACTORS

The Company has not commenced mining production, thus it has had no revenues and faces a high degree of risk.  The Company does not own any producing properties nor own right to any properties that have proven reserves of commercially viable quantities of valuable metals. Accordingly, the Company has no revenues and has no way to evaluate the likelihood that its business will be successful. The Company has been involved primarily in organizational activities, preliminary exploration of the mining properties and due diligence on potential acquisitions of producing mineral properties in Mongolia. The Company has not earned any revenues since its inception. Shareholders should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that the Company plans to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of its exploration stage, the Company anticipates that it will continue to incur increased operating expenses without realizing any revenues. The Company therefore expects to incur significant losses into the foreseeable future. The Company recognizes that if it is unable to generate significant revenues from development of its mining properties and the production of minerals from the claims, or if the Company is unable to acquire producing properties, it will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that the Company will prove successful, and the Company can provide shareholders with no assurance that it will generate any operating revenues or ever achieve profitable operations. If it is unsuccessful in addressing these risks, business of the Company will most likely fail.

Because the speculative nature of exploration of mining properties, it is unlikely that the Company will discover a mineral deposit on the undeveloped mining claims. The search for valuable minerals as a business involves substantial risks. It has not been determined whether the undeveloped mineral claims of the Company contain any economic mineralization or reserves of gold or copper or any other minerals. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, which is likely, the Company will be unable to generate any revenues from operations and will be unable to successfully complete our business plan.

Because of the inherent dangers involved in mineral exploration, there is risk that the Company may incur liability or damages as it conducts its business. The search for valuable minerals involves numerous hazards. As a result, the Company may become subject to liability for such hazards, including pollution, cave-ins, personal injuries, and other hazards against which the Company cannot insure or against which the Company may elect not to insure.

If the Company becomes subject to burdensome government regulations or other legal uncertainties, its cost of conducting exploration could increase substantially. There are several governmental regulations that materially restrict mineral property exploration and development. Under Mongolia mining law, to engage in certain types of exploration will require work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While these current laws do not affect current exploration plans, if the Company proceeds to commence additional drilling operations on the undeveloped mining claims, it will incur regulatory compliance costs. In addition, the legal and regulatory environment that pertains to the exploration of mineral properties is uncertain and may change. Uncertainty and new regulations could increase our costs of doing business and prevent the Company from exploring for ore deposits. The growth of demand for certain minerals may also be significantly slowed. This could delay growth in potential demand for and limit the Company’s ability to generate revenues. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. For example, foreign ownership laws that are applicable in certain business sectors could be applied to mineral property ownership, or laws relating to national parks could be applied to the mining claims in Mongolia if current park boundaries are expanded. Current Mongolia foreign ownership laws require government approval of any ownership transfers to foreign individuals and corporations. If such laws are changed regarding mineral property ownership, the Company may be prevented from holding title to mineral claims located in Mongolia because it is incorporated in the United States. Any new laws may increase the cost of doing business with the result that financial condition and operating results of the Company may be harmed.

The government of Mongolia has recently changed its laws regarding mining exploration. These new laws require exploration companies to expend a minimum amount of capital on a mining claim in order to obtain a renewal of the government license covering such claim. The failure to conduct exploration on a mining claim will result in the forfeiture of the applicable license due to its nonrenewability by the government of Mongolia.

The Mongolia government recently enacted a windfall profit tax on operations in the mining industry. The law provides for a tax equal to 68% of the profits from mining sales when copper and gold prices exceed $1.18 (U.S.) per pound for copper and $500 per ounce for gold. This windfall profits tax would adversely affect and limit the profitability of copper and gold production in the future from the Mongolia copper and gold operations of the Company when prices exceed such levels.

Risks of Doing Business in Mongolia. Doing business in Mongolia involves various risks including internal and international political risks, evolving national economic policies as well as financial accounting standards, possible expropriation and the potential for a reversal in economic conditions. Adverse changes in economic policies of the government in Mongolia or in its laws and regulations could have a material adverse effect on the Company’s operations in Mongolia. For example, other countries have expropriated and nationalized some of their natural resources. The Company is not aware of any plan or indication that the government in Mongolia intends to expropriate and nationalize its natural resources, however, such action would adversely affect our business operation or cause a loss of our mining properties.

The Company only has mineral rights to the Mongolia mining claims and the landowner may be able to prevent us from conducting further exploration on the claims. The Company holds the exclusive license and rights to explore its Mongolia properties for mineralization and to remove minerals from the properties. However, its rights are subject to those held by the fee simple property owner, the government of Mongolia, to make use of the land. If the government decides to develop, sell or make any other use of the land, the Company’s right to explore the property could be impacted. As a result, the Company would not be able to continue exploration on the properties and we would be forced to abandon these undeveloped mining claims.

Financial position of the Company, working capital deficit; report of independent auditors. The success of the Company’s operations is largely dependent upon its ability to develop its existing properties and/or acquire producing mining properties and to improve operating efficiencies, and generate adequate cash-flows from operations. The Company’s operations are subject to numerous risks associated with the establishment of its business, including lack of adequate financing sources. In addition, the Company has in the past and may again in the future encounter unanticipated problems, some of which may be beyond the Company’s financial and technical abilities to resolve. The failure to adequately address such difficulties could have a materially adverse effect on the Company’s prospects.

Murrell, Hall, McIntosh & Co., PLLP., the independent auditors of the Company, has expressed substantial doubt regarding the ability of the Company to continue as a going concern because of the lack of revenues and the working capital deficit of the Company.

Availability and Integration of Future Acquisitions. The Company’s strategy includes pursuing acquisition opportunities that complement its business objectives. Potential competitors for acquisition opportunities include larger companies with significantly greater financial resources. Competition for the acquisition of mining properties and producing mining companies may result in acquisitions on terms that prove to be less advantageous to the Company than have been attainable in the past or may increase acquisition prices to levels beyond the Company’s financial capability. The Company’s financial capability to make acquisitions is partially a function of its ability to access the debt and equity capital markets. In addition, the Company may not find attractive acquisition candidates in the future or succeed in reducing the costs and increasing the profitability of any business acquired in the future.

Potential Quarterly Fluctuations. The Company may experience variability in its production, net sales and net income on a quarterly basis as a result of many factors, including the market value for copper, gold and other metals and due to weather conditions in Mongolia.

Dependence on Senior Management. The Company’s future performance will depend to a significant extent upon the efforts and abilities of its key management personnel. The Company does not have any key life insurance policy on its officers. The loss of service of one or more of the Company’s key management personnel could have an adverse effect on the Company’s business. The Company’s success and plans for future growth will also depend in part on management’s continuing ability to hire, train and retain skilled personnel in all areas of its business.

In the past, the two directors and officers of the Company have provided their services on a part time basis, one of which averages 20 hours per week and the other averages five hours of services per week which is expected to continue. The level of operations of the Company has not necessitated the full time services of its directors and officers. The directors and officers may continue to pursue other business activities independently of the Company. If the level of business activity of the Company increases, the directors and officers of the Company intend to devote additional time to the management of the Company and intend to retain additional management personnel whenever necessary and appropriate.

Management’s Lack of Mining Experience and Education. The Company’s directors and officers have not had any previous experience in the management of a mining company, and are not geologists or mining engineers. As a result, the Company has retained independent consulting geologists to conduct and evaluate its exploration program in Mongolia, and will continue to depend upon such consultants until the level of its mining operations justifies the cost of hiring geologists and/or mining engineers as management or as employees of the Company.

Indemnification. The Company’s Articles of Incorporation limit the liability of its directors and officers of the Company to the fullest extent permitted by Nevada law, and provide for indemnification of the directors and officers to such extent. The Company may obtain director-officer liability insurance. These measures will provide additional protection to the directors and officers of the Company against liability in connection with certain actions and omissions.

Conflicts of Interest. There are anticipated conflicts of interest between the Company and its stockholders, and there may be potential conflicts of interest involving the Company and its stockholders, some of which may affect the planned business activities of the Company. The Board of Directors of the Company will attempt to resolve any conflict of interest situation which may arise and which is brought to the attention of the Board of Directors on a case-by-case basis.

Shares Eligible for Future Sale. A substantial number of outstanding shares of the Company ‘s Common Stock are "restricted securities". However, under certain circumstances such shares may in the future be sold in compliance with Rule 144 adopted under the Securities Act of 1933, as amended, or some other exemption from registration under the Securities Act of 1933. Future sales of those shares under Rule 144 or other exemption could depress the market price of its Common Stock in the future.

Applicability of A Penny Stock Rules. Federal regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), regulate the trading of so-called penny stocks (the “Penny Stock Rules”), which are generally defined as any security priced at less than $5.00 per share and offered by an issuer with limited net tangible assets and revenues. In addition, equity securities which are priced at less than $5.00 per share are deemed penny stocks for the limited purpose of Section 15(b)(6) of the Exchange Act which makes it unlawful for any broker-dealer to participate in a distribution of any penny stock without the consent of the Securities and Exchange Commission if, in the exercise of reasonable care, the broker-dealer is aware of or should have been aware of the participation of previously sanctioned persons. Because the Company’s Common Stock is traded in the over-the-counter market for less than $5.00 per share, the Common Stock of the Company is considered a penny stock, and trading in its Common Stock is subject to the full range of Penny Stock Rules. Accordingly, the application of the comprehensive Penny Stock Rules may make it more difficult for broker-dealers to sell the Company’s Common Stock and stockholders of the Company may have difficulty in selling their shares in the future in the secondary trading market.

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

At September 30, 2006, there were approximately 106 holders of record of the Company's Common Stock.

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING INFORMATION AND CAUTIONARY STATEMENTS

When used in this report on Form 10-KSB, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

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

Overview

During the year ended September 30, 2006, the Company didn’t commence any drilling program on its two properties. Previously, the Company had commenced and completed a substantial drilling program on its Khul Morit copper/gold property in Mongolia. The work was conducted by Rio Minerals Limited. of Vancouver, British Columbia, a company specializing in mineral exploration and development. The results of the work led to a joint venture agreement with Placer Dome International Limited in July 2005. This joint venture agreement specifies a 2 1/2 year period during which Placer Dome will have the option to earn a 60% interest in the Khol Morit property by expending $1,000,000. However, Placer Dome International terminated this joint venture in November 2005 because of the lack of assay data and the lack of sufficient geological data regarding this property. In March 2006, the Company received the 2004 drill hole summary. In the nine randomly spaced exploration holes that were completed, a new copper discovery was made in hole 4. The hole cut 33 meters (108 feet) grading 1.74% copper. Within this intersection is 27 meters (88 feet) grading 2.09% copper. The highest core sample assay was 6.59% copper. The Company wishes to proceed with further exploration on the Khul Morit property.

The Company has successfully renewed the exploration licenses for its Khul Morit property (license number “6283”) and Shandi property (license number “10582”) in Mongolia. The Company has also hired a law firm in Mongolia to successfully incorporate a subsidiary named “Oriental Magnum Inc” for Sunrise Mining Corporation, a subsidiary of the Company. Now that the subsidiary in Mongolia is incorporated, the Company changed the titles of the Khul Morit exploration license and Shandi exploration license from the name of its current license holders to the name of the subsidiary in Mongolia. The law firm will also act as the Company’s local contact in Mongolia and may also assist the Company’s future exploration program or joint-venture exploration program.

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

"Windfall profits" tax

The Mongolian state on May 12, 2006, imposed what it is called a "windfall profits" tax on mining carried out in that country. The law constitutes a 68% tax on profits from mineral sales when the copper and gold price are above US$1.18 per pound and US$500 per ounce respectively. The new tax has caused a lot of investor concerns and is destroying investment in Mongolia's mining industry.

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

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.   CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer/President and its chief financial officer/principal accounting officer (collectively, the “Certifying Officer”) is responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officer has concluded (based upon his evaluation of these controls and procedures as of September 30, 2006) that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officer also has indicated that there were no changes in the Company’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and that there were no corrective actions necessary with regard to any significant deficiencies and material weaknesses.

ITEM 8B.   OTHER INFORMATION

Effective May 12, 2006, Mr. Reno J. Calabrigo resigned as director of Magnum for personal reasons, and not because of any disagreement with the Company concerning its operations, policies or procedures. Because Mr. Reno J. Calabrigo resigned as director of the Company, the remaining directors appointed Mr. Ka Suen Chau to become a member of the Board of Directors of Magnum to fill the vacancy on the Board of Directors.

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

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Current Management of the Company

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.

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

Xuguang Sun and Shaojun Sun, the two officers of the Company, have provided their services on a part-time basis, one of which averages 20 hours per week and the other averages five hours of services per week. The level of operations of the Company has not necessitated the full-time services of its directors and officers. The directors and officers may continue to pursue other business activities independently of the Company. If the level of business activity of the Company increases, the directors and officers of the Company intend to devote additional time to the management of the Company and intend to retain additional management personnel whenever necessary and appropriate.

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

ITEM 10.    EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following sets forth the compensation of the Company’s executive officers for the two fiscal years ended September 30, 2006.

(a) Name and Principal Position	(b) Year	(c) Salary	(d) Bonus	(e) Stock Awards	(f) Option Awards	(g) Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings	(i) All Other Compensation	(j) Total

Xuguang Sun (1) President & Chief Executive Officer	2006	$0	$0	$0	$0	$0	$0	$0	$0
	2005	$0	$0	$0	$0	$0	$0	$0	$0
Shaojun Sun (1) (2) Vice President, Chief Financial Officer, Treasurer and Secretary	2006	$0	$0	$30,000	$0	$0	$0	$0	$30,000
	2005	$0	$0	$0	$0	$0	$0	$0	$0

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

Name and Address	Common Stock	Percent of Class	Preferred Stock	Percent of Class

Chad Curtis (1)	0	0%	10,000,000 (1)	100% (1)
1326 SE 17 th Street, #513
Ft. Lauderdale, FL 33316

Sunrise Lighting Holdings Limited	277,799	4.8%	0	0%
1719 International Trade Centre
11-19 Sha Tsui Road, Tsuen Wan
Hong Kong
The People's Republic of China

Shaojun Sun (2)	612,619(2)	10.6%	0	0%
1108 W. Valley Boulevard
Alhambra, CA 91803

All executive officers and	612,619	10.6%	10,000,000	100%
directors as a group (2 persons)

(1)
Represents the voting beneficial ownership of 200,000,000 shares of Common Stock of the Company created by the voting power of the 10,000,000 shares of Preferred Stock of the Company owned by Chad Curtis.

(2)
Includes 277,799 shares of Common Stock owned by Sunrise Lighting Holdings Limited, of which Shaojun Sun is an officer and an owner, and 334,820 shares of Common Stock to be held directly by Mr. Shaojun Sun.

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
Certificate of Amendment to Articles of Incorporation of the Company filed October 14, 2002 is incorporated herein by reference to Exhibit 3(iii) to report of the Company for its fiscal year ended September 30, 2006

(3)(iv)
Certificate of Amendment to Articles of Incorporation of the Company filed on October 21, 2003 is hereby incorporated by reference to Exhibit 3(iv) to the Form 10-KSB annual report of the Company for its fiscal year ended September 30, 2006

(3)(v)	ByLaws of the Company are incorporated herein by reference to the second exhibit to the Form S-1 registration statement by its predecessor, Progolftournaments.com on December 31, 1999

10.1	Assignment and bill of sale

21	List of Subsidiaries

31	Certification of Chief Executive Officer and Principal Financial Officer

32	Certification pursuant to 18 U.S.C. Section 1350

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by our principal accounting firm, for fees billed for fiscal years ended September 30, 2006, and 2005 are as follows:

Name	Audit Fees(1)	Audit Related Fees	Tax Fees (2)	All Other Fees
Murrell, Hall, McIntosh & Co., PLLP
for fiscal year ended:
September 30, 2006	$20,000	$0	$0	$0
September 30, 2005	$3,500	$0	$0	$0
 _______________________

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Magnum d'Or Resources, Inc.

We have audited the accompanying consolidated balance sheet of Magnum d'Or Resources, Inc. (a mining exploration company) as of September 30, 2006, and the related statements of operations, changes in stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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
(An Exploration Stage Company)

Consolidated Balance Sheet

September 30, 2006

September 30,
2006
ASSETS:
Current assets:
Prepaid Expenses	$7,145

Total current assets	7,145

TOTAL ASSETS	$7,145

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
Advance from company officer	$3,386

Total Current Liabilities	3,386

TOTAL LIABILITIES	3,386

Stockholders' Deficit:
Preferred Stock, $.001 par value; 10,000,000 shares authorized;
10,000,000 issued and outstanding at September 30, 2006	10,000
Common Stock, $.001 par value; 200,000,000 shares authorized,
5,785,090 issued and outstanding at September 30, 2006	5,785
Additional paid-in capital	5,142,949
Accumulated deficit	(5,154,975)

Total Stockholders' Deficit	3,759

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,145

See the accompanying summary of accounting policies and notes to the financial statements.

MAGNUM D'OR RESOURCES INC.
(An Exploration Stage Company)

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

See the accompanying summary of accounting policies and notes to the financial statements.

MAGNUM D'OR RESOURCES INC.
(An Exploration Stage Company)

Consolidated Statement of Cash Flows

			September 3, 1999
			(Inception) to
	For the year ended		September 30,
	September 30,		2006
	2006	2005	(Unaudited)

Cash Flows from Operating Activities:
Net Loss	$(118,375)	$(2,074,237)	$(5,154,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Stocks issued for compensation	39,429	1,521,024	3,565,990
Depreciation	28	60	31,334
Loss on sale of software license	-	-	54,200
Gain on settlement of debt - noncash portion	-	-	119,590
Foreign exchange adjustment	-	-	28
Adjustments to reconcile net loss to cash used in
operating activities:
(Increase) Decrease in prepaid expenses	(7,145)	1,036	(8,460)
Increase (decrease) in accounts payable	(39,251)	(30,887)	-

Net Cash Flows Used by Operations	(125,314)	(583,004)	(1,392,293)

Cash Flows from Investing Activities:
Disposal of fixed assets	-	-	17,561
Purchase of Assets	-	-	(18,142)

Net Cash Flows Used for Investing Activities	-	-	(581)

Cash Flows from Financing Activities:
Issuance of stock for cash	-	-	262,441
Advance from company officer	125,033	-	125,033
Proceeds paid to notes payable	-	591,626	1,005,400

Net Cash Flows Provided by Financing Activities	125,033	591,626	1,392,874

Net Increase (Decrease) in Cash	(281)	8,622	-

Cash and cash equivalents - Beginning of period	281	(8,341)	-

Cash and cash equivalents - End of period	$-	$281	$-

SUPPLEMENTARY INFORMATION
Interest Paid	$944	$83	$3,979
Taxes Paid	$-	$-	$-

NON-CASH TRANSACTIONS
Common stock issued in exchange for services	$39,429	$1,521,024	$3,615,990
Common stock issued for debt settlement	$81,669	$1,124,990	$1,326,249

See the accompanying summary of accounting policies and notes to the financial statements.

MAGNUM D'OR RESOURCES INC.
(An Exploration Stage Company)

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

See the accompanying summary of accounting policies and notes to the financial statements.

MAGNUM D'OR RESOURCES INC.
(An Exploration Stage Company)

Notes to Financial Statements
September 30, 2006

Note 1 - General

Nature of Business

Magnum d'Or Resources, Inc. (the "Company") was incorporated on September 3, 1999 under the laws of the State of Nevada. The Company is a mining exploration resource company focused on the exploration and advancement of premium base and precious metal assets, primarily in Mongolia. Currently, the Company has two properties in Mongolia whereon it has options to earn 100% of the mineral rights and to purchase the royalties outright; the Company is also seeking a merger with an operating entity.

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

Note 2 - Summary of Significant Accounting Policies:

Basis of Presentation - Mining Exploration Company

The Company has not earned any revenue from limited principal operations. Accordingly, the Company's activities have been accounted for as those of a "Mining Exploration Company" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a mining exploration company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

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

At September 30, 2006, the Company had US net operating loss carryforwards of approximately $5,154,975 for federal income tax purposes.

The US carryforward expiration years and amounts are as follows:

Year	Amount
2022	$628,300
2023	821,400
2024	1,512,700
2025	2,074,200
2026	118,375
$5,154,975

Deferred tax assets and liabilities are comprised of the following as of September 30, 2006 and 2005:

	September 30,
	2006	2005

Deferred income tax assets:
Tax effect of net operating
loss carryforward	1,755,586	1,712,400
Valuation allowance	(1,755,586)	(1,712,400)

Net deferred tax asset	$-	$-

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

A reconciliation of the difference between the expected tax benefit at the U.S. federal statutory rate and the Company's of effective tax benefit for the years ended September 30, 2006 and 2005 are as follows:

	September 30,
	2006	2005

Expected benefit
Valuation allowance	43,186	705,200
	(43,186)	(705,200)
Effective actual income tax	$-	$-

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

During the year ended September 30, 2006, the Company issued 277,799 shares of restricted common shares at $0.15 per share to pay back the principal ($40,726) and interests (944)) of the note payable.

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

INDEX OF EXHIBITS ATTACHED

Exhibit Number	Description

10.1	Assignment and bill of sale
21	List of subsidiaries
31	Certification of Chad Curtis
32	Certification of Chad Curtis

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

MAGNUM D'OR RESOURCES INC.

Dated: May 24, 2007	By:	/s/ Chad Curtis
Chad Curtis, Chief Executive Officer, President and Chief Financial Officer

Dated: May 24, 2007	By:	/s/ Chad Curtis
Chad Curtis, Director