Form 10KSB/A
period 2006-09-30
Magnum dOr Resources Inc
filed 2007-07-10
CIK 1099963

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

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.   CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer/President and its chief financial officer/principal accounting officer (collectively, the “Certifying Officer”) is responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officer has concluded, based upon his evaluation of these controls and procedures, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company’s management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officer also has indicated that there were no changes in the Company’s internal controls or other factors that has affected such controls, and that there were no corrective actions necessary with regard to any material deficiencies or material weaknesses.

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

INDEX OF EXHIBITS ATTACHED

Exhibit Number	Description

10.1	Assignment and bill of sale*
21	List of subsidiaries*
31	Certification of Chad Curtis
32	Certification of Chad Curtis
_______________
* Previously filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

MAGNUM D'OR RESOURCES INC.

Dated: July 9, 2007	By:	/s/ Chad Curtis
Chad Curtis, Chief Executive Officer, President and Chief Financial Officer

Dated: July 9, 2007	By:	/s/ Chad Curtis
Chad Curtis, Director