Form 10QSB/A
period 2006-12-31
Magnum dOr Resources Inc
filed 2007-07-10
CIK 1099963

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

Item 3. Controls and Procedures

The Company's Chief Executive Officer/President and Chief Financial Officer/principal accounting officer is responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officer has concluded (based upon his evaluation of these controls and procedures for the last fiscal quarter that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this Report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure. The certifying officer also has indicated that there were no changes in the Company's internal controls or other factors that has materially affected such controls, or that is reasonably likely to materially affect such controls, and that there were no corrective actions necessary with regard to any deficiencies and material weaknesses.

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

July 9, 2007	Magnum d'Or Resources, Inc.

	By:	/s/ Chad Curtis
Chad Curtis, Chief Executive Officer, President and Chief Financial Officer

MAGNUM D'OR RESOUCES, INC.

INDEX OF EXHIBITS

31	Certification of Chad Curits

32	Certification of Chad Curtis