Form 10QSB
period 2007-06-30
Magnum dOr Resources Inc
filed 2007-08-08
CIK 1099963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

(305) 420-6563

Issuer's telephone number

Check whether the registrant (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days Yes☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,785,090 shares as of August 8, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

MAGNUM D'OR RESOURCES, INC.

INDEX

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements:

Condensed Consolidated Balance Sheet as of June 30, 2007 (unaudited)	4

Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2007 and 2006, and from inception
to June 30, 2007 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the nine months ended
June 30, 2007 and 2006 and from inception to June 30, 2007
(unaudited)	6

Condensed Notes to the Condensed Consolidated Financial
Statements (unaudited)	7

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

MAGNUM D'OR RESOURCES INC.
(A MINING EXPLORATION COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2007 (Unaudited)

June 30,
2007
ASSETS:
Current assets:
Cash	$19,301
Prepaid expenses	1,100

Total current assets	20,401

TOTAL ASSETS	$20,401

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
Accounts payable	$32,893
Accrued interest	8,298
Advance from company officers	37,986
Notes payable, net of discount of $73,143	176,857

Total current liabilities	256,034

TOTAL LIABILITIES	256,034

Stockholders' Deficit:
Preferred Stock, $.0001 par value; 10,000,000 shares authorized,
10,000,000 issued and outstanding at June 30, 2007	10,000
Common Stock, $.001 par value; 200,000,000 shares authorized,
5,785,090 issued and outstanding at June 30, 2007	5,785
Additional paid-in capital	5,267,949
Accumulated deficit	(5,519,367)

Total Stockholders' Deficit	(235,633)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$20,401

The accompanying notes are an integral part of these financial statements.

MAGNUM D'OR RESOURCES, INC.
(A MINING EXPLORATION COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AS OF JUNE 30, 2007 (Unaudited)
					September 3,
					1999
	Three Months Ended		Nine Months Ended		(Inception) to
	June 30,		June 30,		June 30,

	2007	2006	2007	2006	2007

Revenue:

Total Revenue	$-	$-	$-	$-	$6,153

Expenses:
Exploration costs	-	1,956	19,407	1,956	2,206,222
Website development costs	-	-	-	-	887,110
General and administrative expenses	136,598	14,816	336,687	57,074	3,143,734
Depreciation	-	-	-	27	31,508
Interest	5,087	616	8,298	616	5,087

Total Operating Expenses	141,685	17,388	364,392	59,673	6,273,661

Loss from Operations before unusual items	(141,685)	(17,388)	(364,392)	(59,673)	(6,267,508)

Other Income (Expense)
Gain from spin off of subsidiary	-	-	-	-	615,840
Gain (loss) on settlement of debt	-	-	-	-	132,301

Net Loss	$(141,685)	$(17,388)	$(364,392)	$(59,673)	$(5,519,367)

Net Income(Loss) per Common Share - Basic and Diluted	$(0.02)	$(0.00)	$(0.06)	$(0.01)

Per Share Information:
Weighted Average Number of Common Stock
Shares Outstanding - Basic and Diluted	5,785,090	5,057,244	5,785,090	5,057,244

The accompanying notes are an integral part of these financial statements.

MAGNUM D'OR RESOURCES INC.
(A MINING EXPLORATION COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
AS OF JUNE 30, 2007 (Unaudited)

			September 3, 1999
	Nine Months Ended		(Inception) to
	June 30		June 30,
	2007	2006	2007
Cash Flows from Operating Activities:
Net Loss	$(364,392)	$(59,673)	$(5,519,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Stocks issued for services and expenses	-	-	3,565,990
Depreciation	-	27	31,334
Amortization of loan discount	51,856	-	51,856
Loss on sale of software license	-	-	54,200
Gain on settlement of debt	-	-	119,590
Foreign exchange adjustment	-	-	30
Adjustments to reconcile net loss to cash used in
operating activities:
(Increase) decrease in prepaid expenses	6,045	-	(2,417)
Increase (decrease) in accounts payable	32,894	(31,439)	32,894
Increase (decrease) in accrued liabilities	8,298	-	8,298

Net Cash Flows Used by Operations	(265,299)	(91,085)	(1,657,592)

Cash Flows from Investing Activities:
Disposal of fixed assets	-	-	17,561
Purchase of assets	-	-	(18,142)

Net Cash Flows Used for Investing Activities	-	-	(581)

Cash Flows from Financing Activities:
Issuance of stock for cash	-	-	262,441
Advance from company officer	34,600	10,826	159,633
Proceeds from notes payable	250,000	79,978	1,255,400

Net Cash Flows Provided by Financing Activities	284,600	90,804	1,677,474

Net Increase (Decrease) in Cash	19,301	(281)	19,301

Cash and cash equivalents - Beginning of period	-	281	-

Cash and cash equivalents - End of period	$19,301	$-	$19,301

SUPPLEMENTARY INFORMATION
Interest Paid	$-	$93	$3,979
Taxes Paid	$-	$-	$-
In October 2005, the Company converted accounts payable due to a shareholder to additional paid-in capital	$-	$39,250	$39,250
NON-CASH TRANSACTIONS
Common stock issued in exchange for services	$-	$-	$3,615,990
Common stock issued for debt settlement	$-	$-	$1,326,249

The accompanying notes are an integral part of these financial statements.

MAGNUM D'OR RESOURCES INC.
(A Mining Exploration Company)
Notes To Condensed Consolidated Financial Statements

June 30, 2007
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

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended June 30, 2007 are not necessarily indicative of the results expected for the full year. The accompanying condensed financial statements should be read in conjunction with the audited financial statements at September 30, 2006 included in the Company’s Form 10-KSB annual report.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

Deferred tax assets

Net operating loss carryforwards	$5,519,367
Valuation allowance for deferred tax assets	(5,519,367)

Net deferred tax assets	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of June 30, 2007, the Company had net operating loss carryforwards of approximately $5,519,367 for federal and state income tax purposes. These carry-forwards, if not utilized to offset taxable income, begin to expire in 2016. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

Note 3 - Related Party Transactions

During the nine month period ended June 30, 2007, Mr. Xuguang Sun and Mr. Shaojun Sun, former directors and officers of the Company, have advanced $37,874 to pay all expenses for the spin-off of Sunrise Mining Corporation and costs incurred to change the titles of the Khul Morit and Shandi licenses to the name of Oriental Magnum Inc. These advances are unsecured, non-interest bearing and have no fixed terms of repayment.

Note 4 - Entry Into A Material Definitive Agreement

The Company entered into a Stock Purchase Agreement dated June 3, 2007 (the "Agreement") with the shareholders of Terra Elastomer S.L. ("Terra"). Terra, through its subsidiaries, is a manufacturer of grantor and state-of-the-art shredding equipment for use in the recycling industry and builds recycling and electronic scrap plants under commission from non-affiliated third parties.

Pursuant to the Agreement, the Company will acquire 100% of Terra in exchange for 63,200,000 shares of the Company's common stock. The consideration constitutes approximately 92% of the outstanding common stock of the Company, post acquisition. Changes to management of the Company, including the appointment of new officers and directors and change of the Company's name are expected to follow in the near future, after closing and subject to compliance with applicable SEC rules. When the corporate name change occurs, the Company will ask the OTCBB to change its trading symbol. Pending such change, the Company's common stock will continue to trade under the symbol "MDOR".

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

Included in the general and administrative expense is $51,856 in interest expense for the three and nine months ended June 30, 2007.

The proceeds from these loans were used for general working capital.

Note 7 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company’s operations are in the mining exploration stage, the Company has generated no income, and has incurred losses of $5,519,367 in operations since inception.

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

General

The following discussion and analysis summarizes the results of operations of Magnum d'Or Resources, Inc. ("Magnum", the "Company" or "we") for the three-month and nine-month periods ended June 30, 2007.

Magnum is a mining exploration company that holds two exploration and development properties in Mongolia. At present, none of our properties are in production and, consequently, we have no current operating income. The Company is currently looking to acquire some profitable operating entities.

On June 3, 2007, the Company entered into a Stock Purchase Agreement (the "Agreement") with the shareholders of Terra Elatomer S.L. ("Terra"). Pursuant to the Agreement, the Company will acquire 100% of Terra in exchange for 63,200,000 shares of the Company's common stock. The consideration constitutes approximately 92% of the outstanding common stock of the Company, post acquisition. Changes to management of the Company, including the appointment of new officers and directors and change of the Company's name are expected to follow in the near future, after closing and subject to compliance with applicable SEC rules. When the corporate name change occurs, the Company will ask the OTCBB to change its trading symbol. Pending such change, the Company's common stock will continue to trade under the symbol "MDOR".

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

“Khul Morit” property (license number “6283”)

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

In June 2007, the Company finished the 2007 geological exploration plan for the Khul Morit property. The plan was submitted to the Mongolia government in July 2007.

“Shandi” property (original license number “4768”, now license number “10582”)

In January 2007, the Company negotiated with Mr. Timursukh Oidov (the Shandi license holder) and changed the title of the Shandi license to the name of Oriental Magnum Inc. by paying him $4,000 to acquire the remaining 40% ownership interest he previously retained in the Shandi property.

Political Environment

In April 2006, there were some mass protests against the Mongolian government’s granting of mineral concessions to North American firms. Therefore, the Mongolian government has amended the mining laws. The political situation in Mongolia had once deteriorated to the point that management of our Company believed it would be better for us to hold onto our mining investments until the political and legal situation became clear. The political environment in Mongolia has improved in recent months. Management of the Company is considering whether or not to proceed with its exploration program on the Khul Morit and Shandi properties.

“Windfall profits” tax

Mongolia government, on May 12, 2006, imposed what is called a “windfall profits” tax on mining carried out in that country. The law constitutes a 68% tax on profits from mineral sales when the copper price and gold price are above US$1.18 per pound and US$500 per ounce, respectively. The new tax has caused investor concerns and is inhibiting investment in Mongolia’s mining industry.

Given the recent political and mining law changes in Mongolia, we believe it would be in the Company’s best interests to ensure our investment is secured before further exploration can be considered.

Any additional evaluation test drilling at the Kohl Morit property or at the Shandi property will require substantial capital expenditures to determine the scope of the copper and gold reserves and to evaluate the commercial viability. The Company does not have the necessary capital to conduct additional test drilling to fully evaluate these mining properties at this time.

Results of Operations

Comparison of the three months ended June 30, 2007 and 2006

For the three month period ended June 30, 2007 compared to the three month period ended June 30, 2006, Magnum had a net loss of $141,685 and $17,388, respectively, an increase of approximately 714.84%. This increase was mainly due to the expenses incurred by the Chief Executive Officer and consultants’ business trip to Europe, as well as an increase in professional expenses.

Mining exploration costs decreased to $0 during the three month period ended June 30, 2007 as compared to $1956 for the comparable period in 2006. The reason is because there was no exploration activity during the three months ended June 30, 2007.

General and administrative expenses increased 821.96% to $136,598 during the three month period ended June 30, 2007 as compared to $14,816 for the comparable period in 2006. The increase was due primarily to fees charged by consultants and expenses on news releases, SEC filings and business trips.

Comparison of the nine months ended June 30, 2007 and 2006

For the nine month period ended June 30, 2007 compared to the nine month period ended June 30, 2006, Magnum had a net loss of $364,392 and $59,673, respectively, an increase of approximately 510.65%. This increase was mainly due to the expenses incurred by the Chief Executive Officer and consultants’ business trip to Europe, as well as an increase in professional expenses.

Mining exploration costs increased to $19,407 during the nine month period ended June 30, 2007 as compared to $1,956 for the comparable period in 2006. The $19,407 exploration cost includes (1) fees charged by Gobi Exploration LLC for their re-logging and assaying of the Khul Morit cores, and their preparation of the Khul Morit exploration report written in Mongolian which was required by the Mongolia government; (2) fees and taxes paid to the Mongolia government for changing the titles of the Khul Morit and Shandi licenses to Oriental Magnum Inc.; (3) fees paid to Mr. Timursukh Oidov to acquire the remaining 40% ownership interest previously retained by him in the Shandi property.

General and administrative expenses increased 489.91% to $336,687 during the nine month period ended June 30, 2007 as compared to $57,074 for the comparable period in 2006. The increase was due primarily to fees charged by consultants and expenses on news releases, SEC filings and business trips.

Liquidity and Capital Resources

At June 30, 2007, the Company had $20,401 in total assets, a working capital deficit of $235,633 and had $265,299 of net cash used by operations during the nine month period ended June 30, 2007.

The Company's working capital deficit was $235,633 at June 30, 2007, compared to a working capital of $59,364 at June 30, 2006.

As of June 30, 2007, the funds received from notes were spent mainly through payment of fees charged by consultants and expenses on news releases, SEC filings and business trips; Mr. Xuguang Sun and Mr. Shaojun Sun, former directors and officers of the Company, have advanced $37,874 to pay expenses for the spin-off of Sunrise Mining Corporation and costs incurred to change the titles of the Khul Morit and Shandi licenses to the name of Oriental Magnum Inc.

The Company is a mining exploration stage mining company and had no revenues during the nine months ended June 30, 2007 and June 30, 2006.

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

Item 3. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2007, have concluded that, as of June 30, 2007 (the “Evaluation Date”), the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated under that Act. There were no changes in the Company’s internal controls during the period or in other factors that could affect the internal controls subsequent to the Evaluation Date.

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

N/A

Item 3 Defaults Upon Senior Securities

N/A

Item 4 Submission of Matters to a Vote of Security Holders

N/A

Item 5 Other Information

On May 23, 2006, the board of directors of Magnum D’Or Resources, Inc. (the “Company”) appointed Richard F. McMullen to be a director.

Mr. McMullen, age 62, founded the law firm of Richard F. McMullen, P.C. in 1987. He had been continuously engaged in the private practice of law since 1977. He received his Bachelor of Arts degree with majors in Chemistry and Math from Baylor University, Waco, Texas in 1967. Richard served as a Pilot in the United States Navy from 1967 through 1973. Receiving a Juris Doctor from Baylor University, Waco, Texas in 1975, he was admitted to the State Bar of Texas in 1976; the United States Court of Appeals 5th Circuit in 1976; United States Tax Court in 1980; and the United States Supreme Court in 1980.

There are currently no agreements or plans under which Mr. McMullen will receive compensation as a director.

Since the beginning of the Company’s last fiscal year, there has been no transaction or any currently proposed transaction, in which the Company was or will be a participant and in which Mr. McMullen or any of his immediate family members had or will have a direct or indirect material interest, required to be disclosed under Item 404(a) of Regulation S-B. There are no family relationships between Mr. McMullen and the other officers or directors of the Company.

On July 3, the board of directors of Magnum D’Or Resources, Inc. (the “Company”) appointed Dr.-Ing. Gunter Mennig to be a director. G. Mennig stems from the South of Germany where he was born in 1939 and where he did his schooling. In 1964 he graduated in Mechanical Engineering at the University of Stuttgart (Technische Hochschule Stuttgart) where he also obtained a PhD under the guidance of Prof. G. Schenkel. From 1970 until 1973 he worked in India as an Associate Professor at the Indian Institute of Technology, Madras, establishing Plastics Processing in the Chemical Engineer Department. At that time he joined the (then) Plastics Institute, London, and served as Vice-Chairman of Madras Centre. After his return to Germany he became Head of the Plastics Engineering Section at the German Plastics Institute (Deutsches Kunststoff-Institut, DKI) in Darmstadt and later it's Deputy Director. In addition he was a professor at the University of Darmstadt. In 1994 he took the chair of Plastics Processing at the University of Chemnitz (Technische Universitat Chemnitz), where he also served as Dean of Study Affaires of the Faculty of Mechanical Engineering. After formal retirement he continues as a member of the working group on plastics engineering on a regular employment base with Chemnitz University of Technology.

In 1973, Dr.-Ing. Gunter Mennig was given the award for "Best publication in Plastics & Polymers" by Plastics and Rubber Institute (PRI), London. He is a member of a number of professional societies and was until 1996 one of the two national examiners in the field of plastics for the Deutsche Forschungsgemeinschaft (DFG). He has published more than 200 research papers in national and international journals/proceedings and is the editor of the books "Wear in Plastics Processing" and "Mold Making Handbook", both of which have been published in English and German and the latter one recently in China in Mandarin. In addition he has guided about 25 PhDs and was involved in another 30 as an external examiner.

Item 6 Exhibits

Exhibit Number, Name and/or Identification of Exhibit

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

August 8, 2007	Magnum d'Or Resources, Inc.

By: /s/ Chad Curtis
Chad Curtis, Chief Executive Officer, President and
Chief Financial Officer