Form 10QSB/A
period 2007-06-30
Magnum dOr Resources Inc
filed 2007-08-15
CIK 1099963

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

EXPLANATORY NOTE

Magnum d'Or Resources, Inc. has amended its Form 10-QSB for the period ended June 30, 2007, previously filed by revising Item 3 of Part I, and Exhibit 31 and Exhibit 32 to conform to Item 309 and Item 308 of Regulation SB and other revisions consistent with comments from the Securities and Exchange Commission regarding the preliminary Schedule 14C Information Statement of the Registrant.

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

Item 3A(T). Controls and Procedures

MANAGEMENT’S INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s internal control over financial reporting disclosure, financial controls, and reporting procedures are designed to ensure that information required to be disclosed in our reports and filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is accurately recorded, processed, summarized, and reported, according to the rules and regulations, and within the time periods proscribed by, the Exchange Act. The Company believes that its internal controls and procedures relating to its financial reporting are designed to provide reasonable assurance of achieving the Company’s goals of compliance with the Exchange Act. However, the design of any system of financial control is based upon certain assumptions about the likelihood of future events and is affected by the amount of resources available to a company and the inherent risks and limitations within any control procedure. There can be no assurance that any design will succeed in achieving its stated objectives under all future events, no matter how remote, or that the degree of compliance with the policies or procedures may not deteriorate. Because of the inherent risks and limitations in financial disclosure, controls, and procedures, the Company may not be able to prevent or detect all misstatements or failures to comply with the Exchange Act. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

The Company’s internal control over financial reporting disclosure, financial controls, and reporting procedures are designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer. The Company’s Chief Executive Officer and Chief Financial Officer is solely involved in implementing the Company’s internal control over financial reporting disclosure, financial controls, and reporting procedures in an effort to provide reasonable assurance regarding the reliability of financial reporting, the preparation of financial statements, and the structural flexibility required to effectuate such procedures. The Company does not presently have any Board of Director members, management, or other personnel responsible for the Company’s internal control over financial reporting.

The Company’s internal control over financial reporting disclosure, financial controls, and reporting procedures are consistent with generally accepted accounting principles, and include policies and procedures that:

(1)	pertain to the maintenance of records in reasonable detail, and accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only with the authorization of the Company’s Chief Executive Officer and Chief Financial Officer; and

(3)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets, and unauthorized transactions, that could have a material effect on the Company’s financial statements.

The Chief Executive Officer and Chief Financial Officer are aware of no changes in the Company's financial reporting disclosure, financial controls, or reporting procedures during the quarter ended June 30, 2007, that could materially affect the Company’s ability to comply with the Exchange Act. The Certifying Officers are aware of no instances during the quarter ended June 30, 2007, or subsequent thereto, whereby the Company’s internal control over financial reporting disclosure, financial controls, and reporting procedures revealed any deficiency or material weakness requiring corrective action by the Company.

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

August 15, 2007	Magnum d'Or Resources, Inc.

By: /s/ Chad Curtis
Chad Curtis, Chief Executive Officer, President and
Chief Financial Officer