Form 10KSB
period 2007-09-30
Magnum dOr Resources Inc
filed 2008-01-14
CIK 1099963

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

0-31849
Commission file Number

Magnum d'Or Resources, Inc.
Name of small business issuer in its charter

Nevada	98 - 0215222
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1326 SE 177th Street, Suite 513
Ft. Lauderdale, FL 33316
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
Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $1,880,154 as of January 10, 2008.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐   No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,785,090 shares of Common Stock as of January 4, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

PART I

ITEM 1.    DESCRIPTION OF BUSINESS

The primary business of the Company is to provide sources of high quality Elastomeric Alloys (EAs) to various manufacturers. This will be accomplished through the utilization of technologically advanced processes and techniques of recyclables to replace limited virgin resources.

The Company intends to be a global leader in recycling, and waste management. It will develop facilities that produce high quality rubber powders, thermoplastics and thermoplastics elastomers. It may establish a technical facility for research and development in the field of elastomers or seek strategic alliances with major universities and firms.

The Company has acquired licensing rights to a number of patents that allow rubber to be devulcanized, specialty blend EPDM powders, and EPDM compounds. The Agreement provides the Company with an array of technologies that could potentially revoluntionize the rubber recycling industry in the U.S., Canada, and China. The Company will use its licensed patented cryogenic process to freeze scrap tires, remove fibers and metal wire, and produce crumb rubber sorted into different mesh sizes to be recycled into various rubber products.

Leading international manufacturers have designed the engineering, and will supply the equipment used in the processes at our future plants. While it is true that cryogenic fine grinding of elastomers is not a new idea, the novelty in our process is.

Previous Operations - General

Magnum d’Or Resources, Inc. (“the Company”) was a junior resource company focused on the exploration and advancement of premium base and precious metal assets primarily in Mongolia. The Company had two properties in Mongolia whereby the Company has an option to earn a 100% ownership interest in the properties and to purchase the royalties outright. One property is strategically located near the town of Undershill adjacent to Ivanhoe Mines' property in Mongolia. The Company's last discoveries in the Undershill property and the acquisition to earn up to a 100% interest in the Khol Morit porphyry-copper gold property ensures continued mining activity. These operations have been spun-off, and the Company no longer is engaged in any mining operations.

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

The Company presently has one employee.

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

Risk Factors

Financial position of the Company, working capital deficit; report of independent auditors. The Company through September 30, 2007, had no limited revenues since its inception. The Company has not yet generated operating income from operations, nor is there any assurance that the Company will achieve future revenue levels and operating efficiencies to support existing operations, generate positive cash flow from operations or recover its proposed investment in its property, plant and equipment. The Company expects to continued losses through the fourth quarter of 2008 and there can be no assurance that such losses will not continue thereafter. The success of the Company’s operations are largely dependent upon its ability to establish and improve operating efficiencies and overall production capacity, generate substantial sales revenues and generate adequate cash-flows from operations, as to which there can be no assurance. The Company’s operations are subject to numerous risks associated with the establishment of its business, including lack of adequate financing sources, competition from numerous risks associated with the establishment of its business, including lack of adequate financing sources, competitions from numerous large, well-established and well-capitalized competitors. In addition, the Company has in the past and may again in the future encounter unanticipated problems, including manufacturing, distribution and marketing difficulties, some of which may be beyond the Company’s financial and technical abilities to resolve. The failure to adequately address such difficulties could have a materially adverse effect on the Company’s prospects.

The independent accountant’s report on the Company’s financial statements for the period ended September 30, 2007, contains an explanatory paragraph regarding the Company’s ability to continue as a going concern. See Report of Independent Accountants contained in the Financial Statements. See “Financial Statements”.

Highly Competitive Industry. The rubber products materials industry is highly competitive. The Company faces competition in all of its markets from large, national construction material companies and smaller, regional companies, as well as from individuals. Many of the Company’s competitors are larger and have greater financial resources than the Company. The Company from time to time will experience price pressure in certain of its markets as a result of competitors’ promotional pricing practices. Competition is based on product quality, functionality, price, brand loyalty, effective promotional activities and the ability to identify and satisfy emerging consumer preferences. See “Business—Competition”.

Availability and Integration of Future Acquisitions. The Company’s strategy includes pursuing acquisitions candidates that complement its existing product line and geographic presence and leverage of its purchasing power, brand management and capability and operating efficiencies. Potential competitors for acquisition opportunities include larger companies with significantly greater financial resources. Competition for the acquisition of businesses may result in acquisitions on terms that prove to be less advantageous to the Company that have been attainable in the past or may increase acquisition prices to levels beyond the Company’s financial capability. The Company’s financial capability to make acquisitions is partially a function of its ability to access the debt and equity capital markets. In addition, there can be no assurance that the Company will find attractive acquisition candidates in the future or succeed in reducing the costs and increasing the profitability of any business acquired in the future.

Risks of Leverage. The Company anticipates that it may incur substantial borrowings for the purpose of purchasing inventory and equipment, and for financing the expansion and growth of the Company, including the possible acquisition of other companies. See “Business - Borrowing Policies”. Any amounts borrowed will depend among other things, on the condition of financial markets. Acquisitions of equipment, vehicles, or other companies purchased on a leveraged basis generally can be expected to be profitable only if they generate, at a minimum, sufficient cash revenues to pay interest on, and to amortize, the related debt, to cover operating expenses and to recover the equity investment. The use of leverage, under certain circumstances, may provide a higher return to the shareholders but will cause the risk of loss to the shareholders to be greater than if the Company did not borrow, because fixed payment obligations must be met on certain specified dates regardless of the amount of revenues derived by the Company. If debt service payments are not made when due, the Company may sustain the loss of its equity investment in the assets securing the debt as a result of foreclosure by the secured lender. Interest payable on Company borrowings, if any, may vary with the movement of the interest rates charged by banks to their prime commercial customers. An increase in borrowing costs due to a rise in the “prime” or “base” rates may reduce the amount of Company income and cash availability for dividends.

The Company’s lenders may impose restrictions on the Company’s ability to pay dividends to the shareholders. If such restrictions are imposed on the Company, the Company may not meet its cash distribution objectives.

Rapid Growth. The Company may experience rapid growth. It will be necessary for the Company to rapidly add a significant number of employees and may be required to expand considerable efforts in training these new employees. This growth will place strains on the Company’s management resource and facilities. The Company’s success will, in part, be dependent upon the ability of the Company to manage growth effectively.

Licenses and Other Proprietary Rights. The Company has acquired license rights for its rubber products, and may acquire or develop other products that it believes may be patentable. However, the Company can give no assurance that further patents will be issued; that present of future patents will be enforceable, will exclude competitors or provide competitive advantage, and will be valid if challenged; or that competitors will not be able to design around or develop similar products. The Company also seeks to maintain the confidentiality of its proprietary rubber formula and production processes which it believes are not patentable. However, the Company can give no assurance that its confidentiality agreements will be enforced or that competitors could not independently develop similar formulas or processes.

Potential Quarterly Fluctuations. The Company may experience variability in its net sales and net income on a quarterly basis as a result of many factors, including the condition of the construction industry in general, seasonal shifts in demand, weather and industry announcements of new constructions. The Company’s planned operating expenditures each quarter are based on sales forecasts for the quarter. If sales do not meet expectations in any given quarter, operating results for the quarter may be materially and adversely affected. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

Dependence on Senior Management. The Company’s future performance will depend to a significant extent upon the efforts and abilities of certain key management personnel. The Company does not have a key life insurance policy on its executives. The loss of service of one or more of the Company’s key management personnel could have an adverse effect on the Company’s business. The Company’s success and plans for future growth will also depend in part on management’s continuing ability to hire, train and retain skilled personnel in all areas of its business.

Product Liability and Warranty Claims. The Company has never had a significant claim brought against it for product liability. While the Company has never incurred significant liability for such claims, any significant occurrence in claims could have an adverse impact on the Company. The Company believes that its product liability insurance will be adequate and that it also may have certain rights to indemnification from third parties. There can, however, be no assurance that claims exceeding such coverage will not be made, that the Company will be able to obtain and continue insurance coverage, or that the Company would be successful in obtaining indemnification from such third parties. Although the Company from time to time will provide written limited warranties to its customers, no significant warranty claims have been received or are expected. There can, however, be no assurance that significant warranty claims will not be received in the future.

Business Interruption. The Company believes that its success and future results of operations will be dependent in large upon its ability to provide prompt and efficient service to its customers. As a result, any disruption of the Company’s day-to-day operations could have a material adverse effect upon the Company and any failure of the Company’s management and manufacturing systems, distribution arrangements or telephone systems could impair its ability to receive and process customer orders and ship products on a timely basis.

If the Company’s facilities are significantly damaged by fire or other casualty, production may be substantially interrupted and such casualty loss and business interruption would have a material adverse effect on the Company’s operations and profitability. The Company intends to maintain business interruptions insurance but there can be no assurance that such coverage, if obtained, will be sufficient to cover the Company’s losses or that the Company will be able to regain its market share or customer base after resuming operations.

Competition. The rubber materials business and related products is highly competitive. In the construction industry, barriers to entry are relatively low and the risk of new competitor entering the market is high. Certain existing competitors of the Company have substantially greater resources that the competitors that may enter the market. In addition, price is an important competitive factor in the construction materials market and there can be no assurance that the Company will not be subject to increased price competition.

In seeking to market rubber products as alternative materials to other materials, the Company competes with major companies. The conventional material manufacturers with which the Company must compete have, in many cases, long-established ties to the building and construction industry and have proven well-accepted products. There are many additional large competitors in this market.

Many large competitors have research and development budgets, marketing staffs and financial and other resources which far surpass the resources of the Company. Several such competitors are currently attempting to develop and introduce similar recycled materials. The Company must also compete in the building materials market with certain other recyclers currently manufacturing recycled materials intended for similar applications. Few of such recyclers, to the Company’s knowledge, have achieved significant commercial acceptance to date.

The Company competes for certain raw materials with other recyclers, most of which are far larger and better established than the Company. However, management believes that its focus towards sources of used tires that it recycles and uses in its business are less attractive to most producers of recycled tires. As a result, the Company believes that the tire reclamation process it has developed for its manufacturing business are able to source raw materials from readily available sources. The Company expects new entrants into the tire reclamation business which could effect the Company’s source of raw materials supply and who may have substantially greater financial and other resources than the Company.

Risks Associated with the Company

Factors Affecting Operations. The construction materials industry may be affected by adverse changes in general or local economic market conditions, weather, changing requirements, limited alternative uses for the construction rubber modules, changing demographics, and other factors. See “Business”.

Lack of Diversification. The success of the Company will initially depend primarily upon the success of its marketing of its rubber modules, and related operations. Because Company funds and assets will be concentrated in one industry, the Company will lack investment diversification.

Dependence on Key Personnel. The operation of the company requires managerial and operational expertise. The Company has no reason to believe that any of its key management personnel will not continue to be active in the Company’s operations. See “Management”.

Employees. Although the Company believes that it will be able to obtain and maintain an adequate number of competent personnel, there is no assurance that a shortage of qualified operating personnel will not present a serious problem to the Company in the future. See “Business-Employees”.

Uninsured Losses. The Company intends to arrange for comprehensive insurance, including general liability, fire and extended coverage and business interruption insurance, which is customarily obtained for similar operations. Although the Company will maintain insurance coverage in amounts believed to be prudent and sufficient, there is a possibility that losses may exceed such coverage limitations. Furthermore, there are certain types of losses (generally of a catastrophic nature, including tornadoes, earthquakes and floods) that are either uninsurable or not economically insurable. Should such a disaster occur, the Company could suffer a loss of the capital invested in, as well as anticipated profits from, any property destroyed by such casualty.

Governmental Regulations. Existing and subsequent changes in national, state and local laws and administrative regulations and enforcement policies over which the Company has no control could have an adverse effect on the Company’s business. Worker’s compensation requirements and other regulation of wages, hours and working conditions could have adverse effects on the Company’s operations. The continued operations are dependent upon its ability to comply with local zoning and land use regulations which govern the use of buildings and similar matters. The Company believes that it can obtain the necessary permits to promote the intended business of the Company at the sites where it intends to do business, but its ability to obtain these permits is dependent upon the discretion of state and/or local officers. Moreover, many of these permits may impose restrictive conditions upon the business operations of the Company and may be reviewed and revoked at specified intervals. No assurance can be given that a future law or regulation applicable to the Company’s location will not have an adverse effect upon its ability to conduct business. See “Business—Government Regulations; Environmental Matters”.

The Company is subject to numerous federal, state and local laws and regulations that govern the discharge and disposal of wastes, workplace safety and other aspects of the Company business. The Company’s operations entail the risk of noncompliance with environmental and other government regulations. Environmental and other legislation and regulations have changed in recent years and the Company cannot predict what, if any, impact future changes may have on the Company’s business. Further, environmental legislation has been enacted, and may in the future be enacted, that creates liability for past actions that were lawful at the time taken. As in the case with manufacturing companies in general, if damage to persons or the environment has been caused, or is in the future caused, by the Company’s use of hazardous solvents or by hazardous substances located at the Company’s facilities, the Company may be fined or held liable for the cost of remediating such damage. Imposition of such fines or the incurrence of such liability may have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company expects to be able to incorporate a substantial majority of the waste feedstocks it receives into its manufacturing and reclamation process without significant waste disposal problems of its own. However, its current supply source are relatively homogeneous and consistent, and there can be no assurance that in the future continuing regulations will not adversely affect the Company’s operations or require the introduction of costly additional manufacturing or waste disposal processes.

The Company believes that the demand for its products and technology could be decreased if there is a lessening of public concern or governmental pressure on private industries and municipal authorities to deal with used tire disposal problems. Further, the Company believes that a lessening of environmental concerns could reduce the rate at which tires are recycled, which ultimately could have the effect of increasing the Company’s cost of raw materials for its manufacturing operations.

Although state legislation currently provides for certain financial incentives and procurement preferences for recycled materials, such preferences for materials containing shredded tires are dependent upon the eventual promulgation of product or performance standard guidelines by state or federal regulatory agencies. Such guidelines for recycled rubber materials may not be released or, if released, the product performance standards required by such guidelines may be incompatible with the Company’s manufacturing capabilities.

General Economic Conditions. The financial success of the Company’s operations may be sensitive to adverse changes in general economic conditions, such as inflation, unemployment, and the cost of borrowing. These changes could cause the cost of the Company’s construction modules to rise faster than it can raise prices. The Company has no control over any of these changes.

Indemnification. The Company’s Certificate of Incorporation limits the liability of its directors and officer to the Company and its shareholders to the fullest extent permitted by Nevada law, and provides for indemnification of the directors and officers to such extent. See “Management-Limited Liability and Indemnification”. The Company may also obtain liability insurance. These measures will provide additional protection to the directors and officers of the Company against liability in connection with certain actions and omissions.

Conflicts of Interest. There are anticipated conflicts of interest between the Company and its stockholders, and there may be potential conflicts of interest involving the Company and its stockholders, some of which may affect the planed business activities of the Company. The Board of Directors will attempt to resolve any conflict of interest situation which may arise and which is brought to the attention of the Board of Directors on a case-by-case basis. See “Conflicts of Interest”.

Non-Arm’s Length Transactions. The Company may engage in transactions with its officers, directors and shareholders. Such transactions may be considered as not having occurred at arm’s length. The Company may do business with such persons in the future, but intends to contract with them on the same basis and upon no more favorable terms than could be obtained from persons not affiliated with the Company. See “Conflicts of Interest”.

ITEM 2.  DESCRIPTION OF PROPERTY

The principal executive offices of the Company are located at 1326 SE 177th Street, Suite 513, Ft. Lauderdale, FL 33316, provided by a stockholder of the Company at no cost to the Company.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

Calendar Quarter Ended	High Bid	Low Bid
2005
March 31, 2005	$0.063	$0.0192
June 30, 2005	$0.065	$0.022
September 30, 2005	$0.053	$0.0305
December 23, 2005	$0.036	$0.021

2006
March 31, 2006	$0.02	$0.02
June 30, 2006	$0.30	$0.25
September 30, 2006	$0.11	$0.11
December 31, 2006	$0.14	$0.11
2007
March 31, 2007	$0.75	$0.26
June 30, 2007	$0.50	$0.30
September 30, 2007	$0.40	$0.23
December 31, 2007	$0.25	$0.06

At September 30, 2007, there were approximately 111 holders of record of the Company's Common Stock. There are no outstanding options or warrants to purchase shares of Common Stock of the Company.

The closing price for the Company's Common Stock on January 4, 2008, was $0.36 per share.

Since its inception, no dividends have been paid on the Company's Common Stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the Common Stock will be declared and paid in the foreseeable future.

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

General

The following discussion and analysis summarizes the results of operations of Magnum d'Or Resources, Inc. (the "Company" or "we") for the fiscal year ended September 30, 2007.

The Company was a mining exploration company that held two properties in Mongolia. However, the Company spun-off its mining subsidiary and properties to its stockholders, and no longer owns any mining properties.

Results of Operations

Comparison of the Years Ended September 30, 2007 and 2006

The Company incurred a loss as a result of exploration and development mining expenses, and expenses associated with the operations of the Company. The Company does not anticipate any revenue in the near future.

During its fiscal years ended September 30, 2007 and 2006, the Company had no revenues.

For the year ended September 30, 2007 compared to the year ended September 30, 2006, the Company had a net loss of $(800,452) to $(118,375), respectively, a576% increase in net loss.

General and administrative expenses increased 698% to $800,452 during the year ended September 30, 2007 as compared to $100,328 for the comparable period in 2006.

During the fiscal year ended September 30, 2007, the Company had a net loss of $(0.14) per share, and had a net loss of $(0.02) per share during fiscal 2006.

Liquidity and Capital Resources

At September 30, 2007, the Company had current assets of $0, working capital deficit of $671,693, and had $279,752 of net cash used by operations during the year ended September 30, 2007.

The Company's working capital deficit was $671,693 at September 30, 2007, compared to a working capital of $3,759 at September 30, 2006. The change in the working capital deficit is due to the increase in general and administrative expenses.

The Company must currently rely on corporate officers, directors and outside investors in order to meet its budget. If the Company is unable to obtain financing from any of one of these aforementioned sources, the Company would not be able to complete its financial obligations.

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

ITEM 8A(T).  CONTROLS AND PROCEDURES

Not applicable

ITEM 8B.   OTHER INFORMATION

Not applicable

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Current Management of the Company

The following table sets forth the names, ages, and positions with the Company for each of the present directors and officers of the Company as of September 30, 2007.

Name	Age	Positions

Chad A. Curtis	31	Chief Executive Officer, President Treasurer and Director

Hon. W. Howard Chan	59	Director

Joseph J. Glusic	50	Director

Gov. Claude R. Kirk, Jr.	81	Director

Richard F. McMullen	62	Director

Dr.-Ing Gunter Mennig	68	Director

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

W. Howard Chan was formerly a Judge in the Civil Court and Criminal Court of New York and a Law Professor developing legal institutions in China since 1978, Judge Chan was senior advisor to China's governmental Ministries and agencies engaged in developing international trade, infrastructure development projects, real estate development projects, direct foreign investments and resolving international trade, investment & securities disputes. As an international attorney and partner at the international law firm Graham & James and associate attorney at Haight Gardner Poor & Havens, Judge Chan specialized in international commercial, real estate, corporate and financial transactions ranging from energy resources development, to real estate development, construction and finance, and international transportation development & finance in the aviation and maritime fields. Judge Chan was engaged in international development of high technology, information technology and internet companies in China and the U.S. As an entrepreneur, he started companies in wireless telecom, assisted living technologies, online trading and securities industries in Florida. Judge Chan is a licensed New York Real Estate Broker, a licensed Florida Real Estate Salesperson, and a licensed NASD Registered Representative Series 7 and Series 63 stockbroker. Judge Chan was certified a Mediator by Supreme Court of Florida and is one of the few Americans appointed to China's official Arbitration Commission to arbitrate international commercial disputes in China. Judge Chan was appointed to NYC Community Planning Board #1 covering Lower Manhattan and served many years on the planning and development of Battery Park City. Judge Chan founded the Little League Baseball and Youth Soccer League Programs at Battery Park City and helped develop the playing fields, waterfront & marina recreation areas. Judge Chan graduated with honors from Columbia College, B.A. '73 and Columbia Law School, J.D. '76.

Joseph J. Glusic has spent the majority of his career involved in activities associated with the production, monitoring, processing and ultimate disposal of hazardous and/or radioactive wastes. He has been an employee of both private and public companies and consulted to a variety of institutions that included public, private and governmental agencies. Clients included nuclear utilities such as Commonwealth Edison Company and Northeast Utilities, as well as, Bechtel Nevada and the Department of Energy (DOE). His responsibilities have included design, operations, management, and principal ownership of companies associated with these types of functions. In addition, Mr. Glusic's experience has allowed him to evaluate and develop numerous processes and technologies utilized in the handling and processing of various types of waste streams. He has also written and developed technical and regulatory documents supporting testing, operations, and reporting requirements. For the last several years Mr. Glusic has also been involved in the acquisition, financing, marketing, and sale of real estate. He has a degree in Mechanical Engineering from the University of Illinois and has attended various academic and professional educational programs throughout his career to enhance his technical and managerial skills. He has been licensed by several government agencies, as required to perform his primary functions and achieve his goals.

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

On May 23, 2006, the board of directors of the Company appointed Richard F. McMullen to be a director. Mr. McMullen, age 62, founded the law firm of Richard F. McMullen, P.C. in 1987. He had been continuously engaged in the private practice of law since 1977. He received his Bachelor of Arts degree with majors in Chemistry and Math from Baylor University, Waco, Texas in 1967. Richard served as a Pilot in the United States Navy from 1967 through 1973. Receiving a Juris Doctor from Baylor University, Waco, Texas in 1975, he was admitted to the State Bar of Texas in 1976; the United States Court of Appeals 5th Circuit in 1976; United States Tax Court in 1980; and the United States Supreme Court in 1980.

On July 3, 2007, the board of directors of the Company appointed Dr.-Ing. Gunter Mennig to be a director. G. Mennig stems from the South of Germany where he was born in 1939 and where he did his schooling. In 1964 he graduated in Mechanical Engineering at the University of Stuttgart (Technische Hochschule Stuttgart) where he also obtained a PhD under the guidance of Prof. G. Schenkel. From 1970 until 1973 he worked in India as an Associate Professor at the Indian Institute of Technology, Madras, establishing Plastics Processing in the Chemical Engineer Department. At that time he joined the (then) Plastics Institute, London, and served as Vice-Chairman of Madras Centre. After his return to Germany he became Head of the Plastics Engineering Section at the German Plastics Institute (Deutsches Kunststoff-Institut, DKI) in Darmstadt and later it's Deputy Director. In addition he was a professor at the University of Darmstadt. In 1994 he took the chair of Plastics Processing at the University of Chemnitz (Technische Universitat Chemnitz), where he also served as Dean of Study Affaires of the Faculty of Mechanical Engineering. After formal retirement he continues as a member of the working group on plastics engineering on a regular employment base with Chemnitz University of Technology.  In 1973, Dr.-Ing. Gunter Mennig was given the award for "Best publication in Plastics & Polymers" by Plastics and Rubber Institute (PRI), London. He is a member of a number of professional societies and was until 1996 one of the two national examiners in the field of plastics for the Deutsche Forschungsgemeinschaft (DFG). He has published more than 200 research papers in national and international journals/proceedings and is the editor of the books "Wear in Plastics Processing" and "Mold Making Handbook", both of which have been published in English and German and the latter one recently in China in Mandarin. In addition he has guided about 25 PhDs and was involved in another 30 as an external examiner.

No Audit Committee or Financial Expert

The Company does not have an audit committee or a financial expert serving on the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. The Company believes all forms required to be filed under Section 16 of the Exchange Act have not been filed timely.

Code of Ethics

The Company does not have a code of ethics for our principal executive and financial officers. The Company’s management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

ITEM 10.    EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following sets forth the compensation of the Company’s executive officers for the three fiscal years ended September 30, 2007.

Name and Principal Position	Fiscal Year Ended September 30	Salary	Bonus	Options	All Other Compensation

Chad A. Curtis	2007	$333,000	$0	$0	$0
President and Chief	2006	$0	$0	$0	$0
Executive Officer	2005	$0	$0	$0	$0

Xuguang Sun (1)	2007	$0	$0	$0	$0
President and Chief	2006	$0	$0	$0	$0
Executive Officer	2005	$0	$0	$0	$0

Shaojun Sun (1)(2)	2007	$0	$0	$0
Vice President and	2006	$0	$0	$0	$30,000
Chief Financial Officer	2005	$0	$0	$0	$0

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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of September 30, 2007, the number and percentage of the outstanding shares of capital stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address	Common Stock		Percent of Class

Chad A. Curtis	200,000,000	(1)	97.19%
595 Stewart Avenue
Garden City, NY 11530

Cede & Co.	5,308,635		91.8%
P.O.Box 222, Bowling Green Station
New York, NY 10274

Joseph J. Glusic	303,333		5.2%
9089 S. Pecos Road, Suite 3400
Henderson, NV 89074

All executive officers and
directors as a group (3 persons)	200,000,000	(1)	97.19%

(1) Represents the voting beneficial ownership of 200,000,000 shares of Common Stock of the Company created by the voting power of his 10,000,000 shares of Preferred Stock of the Company.  Each share of Preferred Stock entitles the holder to the equivalent of 20 voting shares of Common Stock.

The stock transfer agent of the Company is Holladay Stock Transfer, Inc., 2939 N. 67th Place, Scottsdale, AZ 85251; telephone number (480) 481-3941.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

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

(3)(iii)	Certificate of Amendment to Articles of Incorporation of the Company filed October 14, 2002.

(3)(iv)	Certificate of Amendment to Articles of Incorporation of the Company filed on October 21, 2003.

(3)(v)	ByLaws of the Company are incorporated herein by reference to the second exhibit to the Form S-1 registration statement by its predecessor, Progolftournaments.com on December 31, 1999.

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

31.2	Certification of Principal Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1	Certification pursuant to 18 U.S.C. Section 1350.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by our principal accounting firm, for fees billed for fiscal years ended September 30, 2007 and 2006 are as follows:

Name	Audit Fees(1)	Audit Related Fees	Tax Fees (2)	All Other Fees
Murrell, Hall, McIntosh & Co., PLLP
for fiscal year ended:

September 30, 2006	$20,000	$0	$0	$0
September 30, 2007	$25,322	$0	$0	$0

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

INDEX TO EXHIBITS

Exhibit Number	Description
31	Certification of Joseph J. Glusic

32	Certification of Joseph J. Glusic

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Magnum d'Or Resources, Inc.

We have audited the accompanying consolidated balance sheet of Magnum d'Or Resources, Inc. (A Development Stage Company) as of September 30, 2007, and the related statements of operations, changes in stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magnum d'Or Resources, Inc. and as of September 30, 2007, and the results of its operations, changes in stockholders' equity and cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

December 26, 2007
Oklahoma City, Oklahoma

Murrell, Hall, McIntosh & Co., PLLP • Certified Public Accountants 2601 N.W. Expressway Suite 700E • Oklahoma City, OK 73112 • 405.842.4420 • F. 405.842.3776 • www.mhmcpa.com

MAGNUM D'OR RESOURCES INC.
(A DEVELOPMENTAL STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2007

ASSETS:
Current assets:	-

Total current assets	-

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
Cash overdraft	143
Accounts payable	416,520
Accrued interest	13,385
Advance from company officers	32,995
Notes Payable, net discount of $41,350	208,650

Total current liabilities	671,693

TOTAL LIABILITIES	671,693

Stockholders' Deficit:
Preferred Stock, $.0001 par value; 10,000,000 shares authorized, 10,000,000 issued and outstanding at September 30, 2007	10,000
Common Stock, $.001 par value; 200,000,000 shares authorized, 5,785,090 issued and outstanding at September 30, 2007	5,785
Additional paid-in capital	5,267,949
Accumulated deficit	(5,955,427)

Total Stockholders' Deficit	(671,693)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-

MAGNUM D'OR RESOURCES, INC.
(A DEVELOPMENTAL STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

			September 3, 1999 (Inception) to
	For the year ended		September 30,
	September 30,		2007
	2007	2006	(Unaudited)
Revenue:

Total Revenue	$-	$-	$6,153

Expenses:
General and administrative expenses	800,452	100,328	3,604,288
Depreciation	-	28	31,508

Total Operating Expenses	800,452	100,356	3,635,796

Loss from Operations before unusual items	(800,452)	(100,356)	(3,629,643)

Other Income (Expense)
Gain from spin off of subsidiary	-	-	615,840
Gain (loss) on settlement of debt	-	-	132,301

Loss before discontinued operations	(800,452)	(100,356)	(2,881,502)

Net loss from discontinued operations	-	(18,019)	(3,073,925)

Net loss before Income Taxes	-	-	-

Net loss	$(800,452)	$(118,375)	(5,955,427)

Net loss per Common Share - Basic and Diluted	$(0.14)	$(0.02)

Per Share Information:
Weighted Average Number of Common Stock
Shares Outstanding - Basic and Diluted	5,785,090	5,116,708

MAGNUM D'OR RESOURCES INC.
(A DEVELOPMENTAL STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

			September 3, 1999 (Inception) to
			September 30,
	September 2007		2007
	2007	2006	(Unaudited)

Cash Flows from Operating Activities:
Net Loss	$(800,452)	$(118,375)	(5,955,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Stocks issued for services and expenses	-	39,429	3,565,990
Depreciation	-	28	31,334
Amortization of loan discount	83,650	-	83,650
Loss on sale of software license	-	-	54,200
Gain on settlement of debt		-	119,590
Foreign exchange adjustment	-	-	28
Adjustments to reconcile net loss to cash used in
operating activities:
(Increase) decrease in prepaid expenses	7,145	(7,145)	(1,315)
Increase (decrease) in accounts payable	416,520	(39,251)	416,520
Increase (decrease) in accrued liabilities	13,385	-	13,385

Net Cash Flows Used by Operations	(279,752)	(125,314)	(1,672,045)

Cash Flows from Investing Activities:
Disposal of fixed assets		-	17,561
Purchase of assets	-	-	(18,142)

Net Cash Flows Used for Investing Activities	-	-	(581)

Cash Flows from Financing Activities:
Issuance of stock for cash	-	-	262,441
Advance from company officer	29,609	125,033	154,642
Proceeds from notes payable	250,000		1,255,400

Net Cash Flows Provided by Financing Activities	279,609	125,033	1,672,483

Net decrease in Cash	(143)	(281)	(143)

Cash and cash equivalents and cash overdraft - Beginning of period	-	281	-

Cash and cash equivalents and cash overdraft - End of period	(143)	-	(143)

SUPPLEMENTARY INFORMATION
Interest Paid	-	944	3,979
Taxes Paid		-

NON-CASH TRANSACTIONS
Common stock issued in exchange for services	-	39,429	3,615,990
Common stock issued for debt settlement	-	81,669	1,326,249

MAGNUM D'OR RESOURCES INC.
(A DEVELOPMENTAL STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2007

							Total
	Common stock		Preferred Stock		Additional paid-In	Accumulated	Shareholders' Equity
	Shares	Amount	Shares	Amount	capital	Deficit	(Deficit)

Inception - February 25, 1997	-	$-	-	$-	$-	$-	$-
Balance September 3, 1999	-	-	-	-	-	-	-

Issuance of stock for cash	30	-	-	-	93,941	-	93,941
Issuance of stock for compensation	3	-			1,000	-	1,000
Net loss for year	-	-	-	-	-	(12,197)	(12,197)

Balance - September 30, 1999	33	-	-	-	94,941	(12,197)	82,744

Options issued for software license	-	-	-	-	82,178	-	82,178
	-	-	-	-	-	(157,841)	(157,841)

Balance - September 30, 2000	33	-	-	-	177,119	(170,038)	7,081

Net loss for year	-	-	-	-	-	(678,142)	(678,142)

Balance - September 30, 2001	33	-	-	-	177,119	(848,180)	(671,061)

Issuance of stock for compensation	26	-	-	-	385,000	-	385,000
Issuance of stock for compensation	83	-	-	-	10,000	-	10,000
Issuance of stock for debt settlement	13	-	-	-	1,500	-	1,500
Net loss for year	-	-	-	-	-	(395,891)	(395,891)

Balance - September 30, 2002	155	-	-	-	573,619	(1,244,071)	(670,452)

Issuance of stock for compensation	1,999,845	2,000	-	-	812,742	-	814,742
Issuance of preferred stock	-	-	7,000,000	7,000	(7,000)	-	-
Net loss for year	-	-	-	-	-	(205,529)	(205,529)

Balance - September 30, 2003	2,000,000	2,000	7,000,000	7,000	1,379,361	(1,449,600)	(61,239)

Issuance of stock for compensation	1,354,809	1,355	-	-	844,419	-	845,774
Issuance of stock for cash	45,000	45	-	-	159,955	-	160,000
Net loss for year	-	-	-	-	-	(1,512,763)	(1,512,763)

Balance - September 30, 2004	3,399,809	3,400	7,000,000	7,000	2,383,735	(2,962,363)	(568,228)

Issuance of stock for debt settlement	488,458	489	3,000,000	3,000	1,078,613		1,082,102
Issuance of stock for compensation	1,103,417	1,103			1,520,318		1,521,421
Net loss for year						(2,074,237)	(2,074,237)

Balance, September 30, 2005	4,991,684	4,992	10,000,000	10,000	4,982,666	(5,036,600)	(38,942)

Conv.to payable to addl paid in capital	-	-	-	-	39,251	-	39,251
Issuance of stk as result of reverse stk split	65,560	66	-	-	(66)	-	-
Issuance of stk for debt settlement	483,482	483	-	-	81,669	-	82,152
Issuance of stk for compensation	244,364	244	-	-	39,429	-	39,673
Net Income (Loss)	-	-	-	-	-	(118,375)	(118,375)

Balance, September 30, 2006	5,785,090	5,785	10,000,000	10,000	5,142,949	(5,154,975)	3,759

Value of conversion preferences on convertible note	-	-	-	-	125,000	-	125,000
Net Income (Loss)	-	-	-	-	-	(800,452)	(800,452)

Balance, September 30, 2007	5,785,090	$5,785	10,000,000	$10,000	$5,267,949	$(5,955,427)	(671,693)

MAGNUM D'OR RESOURCES INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

On February 14, 2007, the Company filed a preliminary information statement to start the spin-off of Sunrise Mining Corporation. The spin-off of Sunrise Mining Corporation has not been completed as of the date of this filing.

The accompanying financial statements included herein have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained net losses of $5,955,427 since inception. At September 30, 2007 total liabilities exceeded total assets by $671,693. The ability of the Company to continue as a going concern is dependent upon its ability to attain additional capital to develop its resource properties and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation- Developmental Stage Company

The Company has not earned any revenue from limited principal operations. Accordingly, the Company’s activities have been accounted for as those of a “Developmental Stage Company” as set forth in Financial Accounting Standards Board Statement No. 7 (“SAFS 7”). Among the disclosures required by SFAS 7 are that the Company’s financial statements be identified as those of a developmental stage company, and that the statements of operations, stockholders’ equity (deficit) and cash flows disclose activity since the date of the Company’s inception.

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

Foreign Currency Adjustments

The Company’s functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Income statement accounts are translated average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in current results of operations. Gains and losses resulting from foreign currency transactions are also included in current results of operations.

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

Mining Exploration Costs

In accordance with the views expressed by the U.S. Securities and Exchange Commission in “Current Accounting and Disclosure Issues in the Extractive Industry”, the Company expenses mining exploration costs as they are incurred.

Income Taxes

The Company has adopted FASB Statement No. 109, “Accounting for Income Taxes”, which requires, among other things, a liability approach to calculating deferred income taxes. The objective is to measure a deferred income tax liability or asset using the tax rates expected to apply to taxable income in periods in which the deferred income tax liability or asset is expected to be settled or realized. Any resulting net deferred income tax assets should be reduced by a valuation allowance sufficient to reduce such assets to the amount that is more likely than not to be realized.

In 2006, the Financial Accounting Standards Board (FASB) issued FIN 48, which clarifies the application of SFAS 109 by defining a criterion that an individual income tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and provides guidance on measurement, derecognition, classification, accounting for interest and penalties, accounting in interim periods, disclosure and transition. In accordance with the transition provisions, the company adopted FIN 48 effective January 1, 2007.

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of September 30, 2007, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of September 30, 2007, if recognized, would not have a material effect on its effective tax rate. The Company further believes that there are no tax positions for which it is reasonably possible, based on current tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition or cash flows.

Net Earning (Loss) Per Share

Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, “Earnings Per Share”. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible preferred stock, in the weighted-average number of common shares outstanding for a period, if dilutive. All potentially dilutive securities have been excluded from computation, as their effect would be anti-dilutive.

Fair Value of Financial Instruments

The Carrying amount of cash, deposits, and accounts payable are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment”. SFAS 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment”, (“SFAS No. 123(R)”), using the modified prospective transition method. SFAS No. 123(R) requires equity-classified share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. Under the modified prospective transition method, share-based awards granted or modified on or after January 1, 2006, are recognized in compensation expense over the applicable vesting period. Also, any previously granted awards that are not fully bested as of January 1, 2006 are recognized as compensation expense over the remaining vesting period. No retroactive or cumulative effect adjustments were required upon the Company’s adoption of SFAS No. 123(R) as the Company had no outstanding share awards as of the date of adoption.

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement 109”, “Accounting for Income Taxes” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006. The Company does not expect its implementation to be material to its financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes for determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The adoption of SAB 108 had no impact on the Company’s results from operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provision of SFAS 157 are effective for the fiscal years beginning after November 15, 2007. Therefore, we anticipate adopting this standard as of October 1, 2008. Management has not determined the effect, if any, the adoption of this statement will have on our financial condition or results of operations.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 123(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. This Statement has no current applicability to the Company’s financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement permits companies to choose to measure many financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The company is currently assessing the impact of SFAS 159 on its consolidated financial statements.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

Deferred tax assets

Net operating loss carryforwards	$2,263,000
Valuation allowance for deferred tax assets	(2,263,000)
Net deferred tax assets	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of September 30, 2007, the Company had net operating loss carryforwards of approximately $5,957,407 for federal and state income tax purposes. These carry-forwards, if not utilized to offset taxable income, begin to expire in 2016. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

Note 4 - Related Party Transactions

During the year Mr. Xuguang Sun and Mr. Shaojun Sun, former directors and officers of the Company, have advanced $37,874 to pay all expenses for the spin-off of Sunrise Mining Corporation and costs incurred to change the titles of the Khul Morit and Shandi licenses to the name of Oriental Magnum Inc. These advances are unsecured, non-interest bearing and have no fixed terms of repayment.

Note 5 - Share Capital

On April 24, 2006, the Company underwent a 40 to 1 reverse stock split. The effect of this reverse stock split was rolled back to inception for financial reporting purposes. The Company has two classes of stock as follows:

(A) Non-assessable Common Stock: One Hundred Ninety Million (190,000,000) shares of Common Stock, par value $0.001 per share and

(B) Preferred Stock: Ten Million (10,000,000) share of Preferred Stock, par value $0.001 per share

The Common Shares have one (1) vote per share. The Preferred shares shall have twenty (20) votes per share. The Preferred shares are not convertible into common shares.

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

On March 22, 2007, Sunrise Mining Corporation, a wholly owned subsidiary of the Company, filed the Form 10 - SB registration statement with the U.S. Securities and Exchange Commission. The spin off of Sunrise Mining Corporation did not take place until November 8, 2007, thus the September 30, 2007 financial statements include the activities of Sunrise Mining Corporation and its two wholly owned subsidiaries.

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

Included in the general and administrative expense is $97,035 in interest expense for the year ended September 30, 2007.

The proceeds from these loans were used for general working capital.

Note 7 - Discontinued Operations

On December 19, 2006, the Company’s board of directors approved the spin off of Sunrise Mining Company and its two wholly owned subsidiaries, Khul Morit and Shandi, to the Company’s shareholders of record as of January 23, 2007. This spin off did not occur until November 8, 2007. As of September 30, 2007 all expenses associated with the mining operations were reclassified as losses from discontinued operations for financial reporting purposes.

Note 8 - Subsequent Events

On November 8, 2007, the spin off of Sunrise Mining Company and its two wholly owned subsidiaries, Khul Morit and Shandi, was complete. The spin off resulted in the gain of approximately $70,000 for financial reporting purposes.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

MAGNUM D'OR RESOURCES, INC.

Dated: January 11, 2008	/s/ Joseph J. Glusic
Joseph J. Glusic, Chief Executive Officer, President, Treasurer, Principal Accounting and Financial Officer, and Director

Dated: January 11, 2008	/s/ Hon. W. Howard Chan
Hon. W. Howard Chan, Director

Dated: January 11, 2008	/s/ Dr.-Ing. Gunter Mennig
Dr.-Ing. Gunter Mennig, Director

Dated: January 11, 2008	/s/ Richard F. McMullen
Richard F. McMullen, Director

Dated: January 11, 2008	/s/ Gov. Claude R. Kirk, Jr.
Gov. Claude R. Kirk, Jr., Director