Form 10QSB
period 2007-12-31
Magnum dOr Resources Inc
filed 2008-02-19
CIK 1099963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,630,914 shares as of February 15, 2008.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

MAGNUM D'OR RESOURCES, INC.

PART I: FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS
MAGNUM D'OR RESOURCES, INC.
(A DEVELOPMENTAL STAGE COMPANY)
CONDENSED BALANCE SHEET
DECEMBER 31, 2007 (Unaudited)

December 31,
2007
ASSETS:
Current assets:	$-

Total current assets	-

Other assets:
License Agreement	20,000

Total other assets	20,000

TOTAL ASSETS	$20,000

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
Cash overdraft	$143
Accounts payable	55,363
Accrued interest	18,472
Due to Shareholder	508,323
Notes payable, net of discount of $9,557	240,443

Total current liabilities	822,744

TOTAL LIABILITIES	822,744

Stockholders' Deficit:
Preferred Stock, $.0001 par value; 10,000,000 shares authorized,
10,000,000 issued and outstanding at December 31, 2007	10,000
Common Stock, $.001 par value; 200,000,000 shares authorized,
15,585,090 issued and outstanding at December 31, 2007	15,585
Additional paid-in capital	6,238,149
Accumulated deficit	(7,066,478)

Total Stockholders' Deficit	(802,744)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$20,000

MAGNUM D'OR RESOURCES, INC.
(A DEVELOPMENTAL STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
AS OF DECEMBER 31, 2007 (Unaudited)

			September 3, 1999
	Three Months Ended		(Inception) to
	December 31		December 31,
	2007	2006	2007

Revenue:

Total Revenue	$-	$-	$6,153

Expenses:
General and administrative expenses	1,143,944	44,487	4,748,233
Depreciation	-	-	31,508

Total Operating Expenses	1,143,944	44,487	4,779,741

Loss from Operations before unusual items	(1,143,944)	(44,487)	(4,773,588)

Other Income (Expense)
Gain from spin off of subsidiary	32,894	-	648,734
Gain (loss) on settlement of debt	-	-	132,301

Loss before Discontinued Operations	(1,111,050)	(44,487)	(3,992,553)

Net Loss from Discontinued Operations	-	(10,545)	(3,073,925)

Net Loss before Income Taxes	(1,111,050)	(55,032)	(7,066,478)

Income Taxes	-	-	-

Net Loss	$(1,111,050)	$(55,032)	$(7,066,478)

Net Loss per Common Share - Basic and Diluted	$(0.18)	$(0.01)

Per Share Information:
Weighted Average Number of Common Stock
Shares Outstanding - Basic and Diluted	6,111,757	5,785,090

MAGNUM D'OR RESOURCES, INC.
(A DEVELOPMENTAL STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS

			September 3, 1999
	Three Months Ended		(Inception) to
	December 31		June 30,
	2007	2006	2007
Cash Flows from Operating Activities:
Net Loss	$(1,111,050)	$(55,032)	$(7,066,478)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stocks issued for services and expenses	960,000	-	4,525,990
Depreciation	-	-	31,334
Amortization of loan discount	31,793	-	115,443
Loss on sale of software license	-	-	54,200
Gain on settlement of debt	-	-	119,590
Foreign exchange adjustment	-	-	28
Adjustments to reconcile net loss to cash used in
operating activities:
(Increase) decrease in prepaid expenses	-	5,126	(1,315)
Increase (decrease) in accounts payable	114,170	9,250	55,362
Increase (decrease ) in due to Officer	-	-	-
Increase (decrease) in accrued liabilities	5,087	-	18,473

Net Cash Flows Used by Operations	-	(40,656)	(2,147,373)

Cash Flows from Investing Activities:
Disposal of fixed assets	-	-	17,561
Purchase of assets	-	-	(18,142)

Net Cash Flows Used for Investing Activities	-	-	(581)

Cash Flows from Financing Activities:
Amount of overdraft protection from bank	143	-	143
Issuance of stock for cash	-	-	262,441
Advance from shareholder	-	40,656	629,970
Proceeds from notes payable	-	-	1,255,400

Net Cash Flows Provided by Financing Activities	143	40,656	2,147,954

Net Increase in Cash	143	-	-

Cash and cash equivalents - Beginning of period	(143)	-	-

Cash and cash equivalents - End of period	-	-	-

SUPPLEMENTARY INFORMATION
Interest Paid	-	-	3,979
Taxes Paid	-	-	-
In October 2005, the Company converted accounts payable due to a shareholder to additional paid-in capital	-	-	39,250
NON-CASH TRANSACTIONS
Common stock issued in exchange for services	960,000	-	425,990
Common stock issued for debt settlement	-	-	1,326,249
Common stock issued for license agreement	20,000	-	20,000

MAGNUM D'OR RESOURCES INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(Unaudited)

Note 1 - General

Nature of Business

Magnum d'Or Resources, Inc. (the "Company") was incorporated on September 3, 1999 under the laws of the State of Nevada. The Company was a junior resource company focused on the exploration and advancement of premium base and precious metal assets primarily in Mongolia. The Company had two properties in Mongolia whereby the Company has an option to earn a 100% ownership interest in the properties and to purchase the royalties outright. One property is strategically located near the town of Undershill adjacent to Ivanhoe Mines' property in Mongolia. The Company's last discoveries in the Undershill property and the acquisition to earn up to a 100% interest in the Khol Morit porphyry-copper gold property ensure continued mining activity. These operations have been spun-off, and the Company no longer is engaged in any mining operations.

In April 2003, the Company spun off its wholly-owned subsidiary Progolftournaments.com Inc.

During October 2005, the Company formed Sunrise Mining Corporation (“Sunrise”), which became a wholly-owned subsidiary. Subsequent to Sunrise’s incorporation, the Company transferred all of the rights to its mining operations to Sunrise.

On January 24, 2007, the Company announced that it plans to spin-off its wholly owned subsidiary, Sunrise, to its common stockholders of record in such manner that such stockholders shall own the same percentage of the common stock of the Corporation. The Company has previously approved the issuance of all non-convertible voting preferred stock of Sunrise Mining Corporation to Sunrise Lighting Holding Limited in such manner that is comparable to the number of shares of preferred stock in the Corporation, with substantially similar rights and obligations. The spin-off was completed on November 8, 2007.

Going Forward

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

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended December 31, 2007 are not necessarily indicative of the results expected for the full year. The accompanying condensed financial statements should be read in conjunction with the audited financial statements at September 30, 2007 included in the Company’s Form 10-KSB annual report.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

Deferred tax assets

Tax benefit from loss carryforwards	$2,824,000
Valuation allowance for deferred tax assets	(2,824,000)

Net deferred tax assets	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2007, the Company had net operating loss carry forwards of approximately $7.06 Million for federal and state income tax purposes. These carry forwards, if not utilized to offset taxable income begin to expire in 2016. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

Note 3 - Related Party Transactions

The company did not engage in any related party transactions during the three month period ending December 31, 2007.

Note 4 - Terminated Acquisition

On December, 28th, 2007 the Company terminated their previously announced intent to acquire Terra Elastomer Technologies S.L

Note 5 - Share Capital

On January 24, 2007, the Company announced that it plans to spin-off its wholly owned subsidiary, Sunrise Mining Corporation (“Sunrise”), to its common stockholders of record. The Company had previously approved the issuance of all non-convertible voting preferred stock of Sunrise to Sunrise Lighting Holding Limited in such manner that is comparable to the number of shares of preferred stock in the Corporation, with substantially similar rights and obligations.

The Company distributed 5,789,090 shares of Common Stock of Sunrise to its common shareholders of record on a pro-rata basis. The distribution was paid to Pacific Stock Transfer as depository agent for Sunrise's shareholders. Following the disbursement of the Sunrise shares, Sunrise made available information that will allow a broker to file a Form 15c2-11 to post a quotation and obtain a trading symbol for the shares of Sunrise on the OTC BB. The Sunrise shares were distributed as part of the distribution and are freely tradable, subject to certain restrictions related to insiders. Sunrise Mining Corp. trades on the OTC Bulletin Board under the symbol SUIP.

On November 8, 2007, the spinoff of Sunrise and its two wholly owned subsidiaries, Khul Morit and Shandi, was completed. The spin off resulted in the gain of an additional $32,894 for financial reporting purposes related to payable obligations of the subsidiary record on the books of the Company.

Note 6- Licensing Agreement

On December 21, 2007, the Company entered into an Exclusive License Purchase Agreement with Spreelast A.G. (“Spreelast”). The agreement calls for the company to issue 200,000 shares of its fully paid and non-assessable common shares to Spreelast in exchange for this licensing agreement. Furthermore the agreement calls for the company to make royalty payments equal to thirty percent of royalty income with minimum annual royalties as follows:

2008	$84,240
2009	252,719
2010 and each year thereafter	505,437

On December 28, 2007 the board of directors approved the issuance of the 200,000 common shares to Spreelast A.G. valued at $20,000 which was capitalized as the cost of the license. In addition, the board of directors approved and issued 9,600,000 common shares valued at $960,000 to various individuals for assistance during the license purchase agreement. The value of these 9,600,000 shares was charged to consulting expense. All shares were valued at the market price as of December 28, 2007.

Note 7 - Note Payable

On January 12, 2007, the Company signed a $50,000 convertible promissory note with an individual named Edward L. Rucinski with interest payable semi-annually at the rate of 8% per annum.  This note matures on January 31, 2008.  Upon the election of the holder, the principal amount of the Note, or any portion thereof that is an integral multiple of $10,000, can be converted into fully paid and non-assessable whole shares of common stock at a conversion price per share that is equal to the average closing bid price of the common stock during the five consecutive trading days immediately preceding the date the holder completes the conversion requirements, discounted by 50%.  This note is subject to redemption at the option of the Company, in whole or in part, in any integral multiple of $10,000, upon notice.  If redeemed prior to due date, the outstanding principal balance and any accrued interest are subject to early redemption penalties. The company failed to repay or renew this note when it became due on January 31, 2008. As of the date of this filing, the note was delinquent.

On January 29, 2007, the Company signed a $100,000 convertible promissory note with a company named “A Perfect Time For A Change, Inc.” with interest payable semi-annually at the rate of 8% per annum.  This note matures on January 31, 2008.  Upon the election of the holder, the principal amount of the Note, or any portion thereof that is an integral multiple of $10,000, can be converted into fully paid and non-assessable whole shares of common stock at a conversion price per share that is equal to the average closing bid price of the common stock during the five consecutive trading days immediately preceding the date the holder completes the conversion requirements, discounted by 50%.  This note is subject to redemption at the option of the Company, in whole or in part, in any integral multiple of $10,000, upon notice.  If redeemed prior to due date, the outstanding principal balance and any accrued interest are subject to early redemption penalties. The company failed to repay or renew this note when it became due on January 31, 2008. As of the date of this filing, the note was delinquent.

On February 17, 2007, the Company signed a $100,000 convertible promissory note with a company named “A Perfect Time For A Change, Inc.” with interest payable semi-annually at the rate of 8% per annum.  This note matures on January 31, 2008.  Upon the election of the holder, the principal amount of the Note, or any portion thereof that is an integral multiple of $10,000, can be converted into fully paid and non-assessable whole shares of common stock at a conversion price per share that is equal to the average closing bid price of the common stock during the five consecutive trading days immediately preceding the date the holder completes the conversion requirements, discounted by 50%.  This note is subject to redemption at the option of the Company, in whole or in part, in any integral multiple of $10,000, upon notice.  If redeemed prior to due date, the outstanding principal balance and any accrued interest are subject to early redemption penalties. The company failed to repay or renew this note when it became due on January 31, 2008. As of the date of this filing, the note was delinquent.

Included in the general and administrative expense is $ 5,087 in interest expense for the quarter ended December 31, 2007.

The proceeds from these loans were used for general working capital.

Note 8 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company’s operations are in the development stage, the Company has generated no income, and has incurred losses of $7,066,478 in operations since inception. Furthermore, the company has a deficit net worth of $ 802,744 as of December 31, 2008.

The future success of the Company is dependent on its ability to attain additional capital to develop its resource properties and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

Note 9 - Subsequent Events

Effective December 31, 2007, Mr. Chad Curtis resigned as the Chief Executive Officer, President, and a Director of Magnum D'Or Resources, Inc. (the "Company"). In addition to developing other opportunities, Mr. Curtis will serve as a consultant to the Company.

Board member Joseph J. Glusic has been appointed as the new Chairman of the Board, Chief Executive Officer and President of the Company, and will concentrate on expanding the Company and implementing the Company's business plan that utilizes its recent license agreement with Spreelast A.G. as previously announced.

Item 2. Management's Discussion and Analysis of Financial Condition or Results of Operations

Forward-looking Information

This quarterly report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. See our annual reports on Form 10-KSB for the years ended September 30, 2007 and 2006.

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

General

The following discussion and analysis summarizes the results of operations of Magnum d'Or Resources, Inc. ("Magnum", the "Company" or "we") for the three-month periods ended December 31, 2007.

Magnum is a recycling development stage company that holds exclusive license agreements for the United States, Canada and China. The license agreements are specific to technology directly related to the granulation of recycled rubber products and subsequent production of proprietary powders and additives to be used to produce certain TPE plastic materials. The Company has also secured distribution rights to sell and distribute certain recycling equipment necessary to shred and granulate tires and other rubber products.

In December 2006, the Company entered into a non-binding letter of intent to acquire Terra Elastomer Technologies S.L., a company based in Dusseldorf, Germany (“Terra”). Terra, through its subsidiaries, is a manufacturer of granulator and state-of-the-art shredding equipment for use in the recycling industry and also designs and builds recycling and electronic scrap plants under commission from non-affiliated third parties. Inteso, a subsidiary of Terra, reprocesses elastomer-based waste and scrap materials which result from the manufacture of industrial rubber goods and tires. No specific terms or conditions had been agreed to. The transaction was subject to the Company’s due diligence and such other conditions in a transaction of this nature, and thus no definitive agreement has been consummated between the Company and Terra. The letter of intent does provide, however, that the Company has exclusivity until March 31, 2007, thereafter, if no definitive agreement is signed, neither party will be obligated to complete the transaction.

On December 28, 2007, the Company elected to not go forward with the contemplated transaction. Both parties have agreed to hold each other harmless.

The Company spun off Sunrise Mining Corporation on November 8, 2007. Financial activities related to Sunrise Mining Corporation are no longer consolidated with the financial activities of the Company.

Results of Operations

Comparison of the three months ended December 31, 2007 and 2006

For the three month period ended December 31, 2007 compared to the three month period ended December 31, 2006, Magnum had a net loss of $1,111,050 and $55,032, respectively, an increase of approximately 1,919%. This increase was mainly due to the increased consulting fees charged by the chief executive officer and other parties during the quarter, the increased costs were associated with the company’s license purchase agreement and the spin-off of the mining operations.

General and administrative expenses increased 2,471% to $1,143,944 during the three month period ended December 31, 2007 as compared to $44,487 for the comparable period in 2006. The increase was due primarily to consulting fees charged by chief executive officer and other parties during the license purchase agreement.

Liquidity and Capital Resources

At December 31, 2007, the Company had $20,000 of assets, a working capital deficit of $802,744. No cash was used in operating activities during the three months ended December 31, 2007.

The Company's working capital deficit was $802,744 at December 31, 2007, compared to a working capital deficit of $51,272 at December 31, 2006.

The Company is a development stage recycling company and had no revenues during the three months ended December 31, 2007 and December 31, 2006.

The Company must rely on corporate officers, directors and outside investors in order to meet its budget for the implementation of its’ business plan. If Magnum is unable to obtain financing from any of one of these aforementioned sources, the Company would not be able to complete the financial requirements regarding the development of its recycling business or to continue as a going concern.

Management is currently looking for the capital to complete our corporate objectives. In addition, we may engage in joint venture activities with other businesses to develop the company’s recycling business. The Company cannot predict the extent to which its liquidity and capital resources will be available prior to the successful execution of its business plan or whether it will have sufficient capital to fund typical operating expenses.

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

Summary of Significant Accounting Policies

Basis of Presentation -

The Company has not earned any revenue from its limited principal operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Company”.

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

This quarterly report on Form 10-QSB is qualified in its entirety by the information included in the Company's annual report on Form 10-KSB for the year ended September 30, 2007, including without limitation, the financial statements and notes therein.

Significant accounting principles followed by the Company and the methods of applying those principles, which materially affect the determination of financial position and cash flows are summarized below.

Foreign Currency Adjustments

The Company's functional currency for all operations worldwide is the U.S. dollar. Non-monetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Income statement accounts are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in current results of operations. Gains and losses resulting from foreign currency transactions are also included in current results of operations.

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

Net Earnings (Loss) Per Share

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

In November 2004, the FASB issued SFAS No 151, Inventory Costs, and an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling cost, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the productivity and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The adoption of SFAS No. 151 is not expected to have a material impact on the Company's financial position and results of operations.

In December 2004, the FASB issued SFAS No 123(R) (revised 2004), Share-Based Payment" which amends FASB Statement No. 123 and will be effective for public companies for interim or annual periods after June 15, 2005. The new standard requires entities to expense employee stock options and other share-based payments. The new standard may be adopted in one of three ways - the modified prospective transition method, a variation of the modified prospective transition method or the modified retrospective transition method. The Company has recently adopted the standards promulgated by SFAS(R), utilizing the modified prospective transition method, however, there has been no effect to the Company’s financial statements in light of the fact the Company has not recently issued any employee stock options or made any other share-based payments.

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

Item 3. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2007, have concluded that, as of June 30, 2007 (the “Evaluation Date”), the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated under that Act. There were no changes in the Company’s internal controls during the period or in other factors that could affect the internal controls subsequent to the Evaluation Date.

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

The Chief Executive Officer and Chief Financial Officer are aware of no changes in the Company's financial reporting disclosure, financial controls, or reporting procedures during the quarter ended December 31, 2007, that could materially affect the Company’s ability to comply with the Exchange Act. The Certifying Officers are aware of no instances during the quarter ended December 31, 2007, or subsequent thereto, whereby the Company’s internal control over financial reporting disclosure, financial controls, and reporting procedures revealed any deficiency or material weakness requiring corrective action by the Company.

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

This quarterly report on Form 10-QSB is qualified in its entirety by the information included in the Company's annual report on Form 10-KSB for the year ended September 30, 2007, including without limitation, the financial statements and notes therein.

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

N/A

Item 3 Defaults Upon Senior Securities

N/A

Item 4 Submission of Matters to a Vote of Security Holders

N/A

Item 5 Other Information

N/A

Item 6 Exhibits

Exhibit Number, Name and/or Identification of Exhibits

Exhibit 10.1	Exclusive License Agreement with Spreelast A.G. is incorporated herein by reference to Exhibit 99.1 to the Form 8-K current report of the Company dated December 31, 2007

Exhibit 10.2	2007 Consultant Stock Option, SAR and Stock Bonus Plan is incorporated herein by reference to Exhibit 10 to the Company’s Form 8-K current report dated December 28, 2007

Exhibit 31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 19, 2008

Magnum d'Or Resources, Inc.

By: /s/ Joseph J. Glusic
Joseph J. Glusic, Chief Executive Officer, President and Chief Financial Officer