Form 10QSB
period 2008-03-31
Magnum dOr Resources Inc
filed 2008-05-27
CIK 1099963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
EXCHANGE ACT

For the transition period ended ______________
Commission File Number: 000-31849

MAGNUM D'OR RESOURCES, INC.

Exact name of small business issuer as specified in its charter

NEVADA	98-0215222
(State or other jurisdiction of	I.R.S. Employer
incorporation or organization)	Identification No.

1326 S.E. 17th Street, #513
Ft. Lauderdale, Florida 33316
(Address of principal executive offices)

(305) 420-6563
(Issuer's telephone number)

N/A .
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,864,137 shares as of May 12, 2008.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

MAGNUM D'OR RESOURCES, INC.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MAGNUM D'OR RESOURCES, INC.
(A DEVELOPMENTAL STAGE COMPANY)
CONDENSED BALANCE SHEET
March 31, 2008 (Unaudited)

March 31 2008
ASSETS:
Current assets:	-

Total current assets	-

Other assets:
License Agreement	20,000

Total Other assets	20,000

TOTAL ASSETS	$20,000

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities:
Accounts Payable	93,487
Accrued Interest	23,842
Accrued Royalties	79,025
Notes payable	250,000

Total current liabilities	446,354

TOTAL LIABILITIES	446,354

Stockholders' Deficit:
Preferred Stock, $.001 par value; 10,000,000 shares authorized, 10,000,000 issued and outstanding at March 31, 2008	10,000
Common Stock, $.001 par value; 200,000,000 shares authorized, 16,661,414 issued and outstanding at March 31, 2008	16,662
Additional paid-in capital	7,060,539
Accumulated deficit	(7,513,555)

Total Stockholders' Deficit	(426,354)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$20,000

MAGNUM D'OR RESOURCES, INC.
(A DEVELOPMENTAL STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
AS OF MARCH 31, 2008 (Unaudited)

					September 3, 1999
	Three Months Ended		Six Months Ended		(Inception) to
	31-Mar		31-Mar		March 31,
	2008	2007	2008	2007	2008

Revenue:

Total Revenue	$-	$-	$-	$-	$6,153

Expenses:
General and administrative expenses	495,502	167,676	1,639,446	222,707	5,243,735
Depreciation	-	-	-	-	31,508

Total Operating Expenses	495,502	167,676	1,639,446	222,707	5,275,243

Loss from Operations before unusual items	(495,502)	(167,676)	(1,639,446)	(222,707)	(5,269,090)

Other Income (Expense)
Gain from spin off of subsidiary	-	-	32,894	-	648,734
Gain (loss) on settlement of debt	48,425	-	48,425	-	180,726

Loss before Discontinued Operations	(447,077)	(167,676)	(1,558,127)	(222,707)	(4,439,630)

Net Loss from Discontinued Operations	-		-		(3,073,925)

Net Loss before Income Taxes	(447,077)	(167,676)	(1,558,127)	(222,707)	(7,513,555)

Income Taxes	-	-	-	-	-

Net Loss	$(447,077)	$(167,676)	$(1,558,127)	$(222,707)	$(7,513,555)

Net Loss per Common Share - Basic and Diluted	$(0.03)	$(0.03)	$(0.10)	$(0.04)

Per Share Information:
Weighted Average Number of Common Stock
Shares Outstanding - Basic and Diluted	16,184,317	5,785,090	15,884,703	5,785,090

MAGNUM D'OR RESOURCES, INC.
(A DEVELOPMENTAL STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS

			September 3, 1999
	Six Months Ended		(Inception) to
	March 31		March 31,
	2008	2007	2008

Cash Flows from Operating Activities:
Net Loss	$(1,558,127)	$(222,707)	$(7,513,555)

Adjustments to reconcile net loss to net cash used in operating activities:
Stocks issued for services and expenses	1,783,467	-	5,349,457
Depreciation	-	-	31,334
Amortization of loan discount	41,350	20,063	125,000
Loss on sale of software license	-	-	54,200
Gain on settlement of debt		-	119,590
Foreign exchange adjustment	-	-	28

Adjustments to reconcile net loss to cash used in operating activities:
(Increase) decrease in prepaid expenses	-	7,145	(1,315)
Increase (decrease) in accounts payable	(266,547)	14,711	196,354

Net Cash Flows Used by Operations	143	(180,788)	(1,638,907)

Cash Flows from Investing Activities:
Disposal of fixed assets	-	-	17,561
Purchase of assets	-	-	(18,142)

Net Cash Flows Used for Investing Activities	-	-	(581)

Cash Flows from Financing Activities:
Issuance of stock for cash	-	-	262,441
Advance from shareholder		29,868	121,647
Proceeds from notes payable		250,000	1,255,400

Net Cash Flows Provided by Financing Activities	-	279,868	1,639,488

Net Increase (Decrease) in Cash	143	99,080	-

Cash and cash equivalents - Beginning of period	(143)	-	-

Cash and cash equivalents - End of period	-	99,080	-

SUPPLEMENTARY INFORMATION
Interest Paid	14,927	-	18,906
Taxes Paid	-	-	-
The Company converted debt & accounts payable due to a shareholder to additional paid-in capital	1,763,467	-	5,349,457
NON-CASH TRANSACTIONS
Common stock issued in exchange for services	1,255,144	-	3,494,885
Common stock issued for debt settlement	508,323	-	1,834,572
Common stock issued for license	20,000	-	20,000

MAGNUM D'OR RESOURCES INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(Unaudited)

Note 1 - General

Nature of Business

Magnum D’Or Resources, Inc. (MDOR) was incorporated on September 3, 1999, under the laws of the State of Nevada. Since its inception, the Company evolved through several transitions to its present mode. During its evolution, it operated as an internet information company, a junior resource mining company, and a business acquisition company. These ventures proved to be marginally effective.

In April 2003, the Company spun off its wholly-owned subsidiary Progolftournaments.com Inc.

During October 2005, the Company formed Sunrise Mining Corporation (“Sunrise”), which became a wholly-owned subsidiary. Subsequent to Sunrise’s incorporation, the Company transferred all of the rights to its mining operations to Sunrise.

On December 20, 2006, the Company was acquired by a new management group and restructured for the express purpose of pursuing and consummating a merger between the Company and Terra Elastomer Technologies S.L., a private European company based in Düsseldorf, Germany. At that time, a new management team was appointed and a Board of Directors was added to manage its anticipated growth and needs. The intent of the merger was to develop a publicly traded company dedicated to the production of high quality rubber powder and thermoplastics elastomers with global operations.

On January 24, 2007, the Company announced that it plans to spin-off its wholly owned subsidiary, Sunrise Mining Corporation, to its stockholders of record at the close of business on January 23, 2007, in such manner that such stockholders shall own the same percentage of the stock of the Corporation. The Company has previously approved the issuance of all non-convertible voting preferred stock of Sunrise Mining Corporation to Sunrise Lighting Holding Limited in such manner that is comparable to the number of shares of preferred stock in the Corporation, with substantially similar rights and obligations. The spin-off was completed on November 8, 2007.

On December 28, 2007, the Company obtained the exclusive licensing rights to the patents, process technology, and trade secrets of the Spreelast, AG, the holder of such rights. Concurrently, the Company obtained exclusive distribution rights to supply turn-key plants, equipment, and machinery to North America and China through Artech Recyclingteknic, GmbH.

Going Forward

The primary business of the Company is to provide sources of high quality Elastomeric Alloys (EAs) to various manufacturers. This will be accomplished through the utilization of technologically advanced processes and techniques of recyclables to replace limited virgin resources.

The Company intends to be a leader in recycling, and waste management. It will develop facilities that produce high quality rubber powders, thermoplastics and thermoplastics elastomers. It may establish a technical facility for research and development in the field of elastomers or seek strategic alliances with major universities and firms.

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

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the six months ended Marchr 31, 2008 are not necessarily indicative of the results expected for the full year. The accompanying condensed financial statements should be read in conjunction with the audited financial statements at September 30, 2007 included in the Company’s Form 10-KSB annual report.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

Deferred tax assets

Tax benefit from loss carryforwards	$2,555,000
Valuation allowance for deferred tax assets	(2,555,000)

Net deferred tax assets	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of March 31, 2008, the Company had net operating loss carry forwards of approximately $7.51 Million for federal and state income tax purposes. These carry forwards, if not utilized to offset taxable income begin to expire in 2016. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

Note 3 - Terminated Acquisition

On December 28, 2007 the Company terminated its previously announced intent to acquire Terra Elastomer Technologies S.L  All Contracts, Agreements, and ancillary provisions associated with the transaction were terminated and voided in accordance with the provision provided within such documents.

Note 4 - Share Capital

On January 24, 2007, the Company announced that it plans to spin-off its wholly owned subsidiary, Sunrise Mining Corporation, to its common stockholders of record at the close of business on January 23, 2007, in such manner that such stockholders shall own the same percentage of the common stock of the Company. The Company has previously approved the issuance of all non-convertible voting preferred stock of Sunrise Mining Corporation to Sunrise Lighting Holding Limited in such manner that is comparable to the number of shares of preferred stock in the Corporation, with substantially similar rights and obligations.

The Company distributed 5,789,090 shares of Common Stock of Sunrise Mining Corporation to its common shareholders of record as of the close of business on January 23, 2007 on a pro-rata basis. The distribution was paid to Pacific Stock Transfer as depository agent for Sunrise's shareholders. Following the disbursement of the Sunrise shares, Sunrise made available information that will allow a broker to file a Form 15c2-11 to post a quotation and obtain a trading symbol for the shares of Sunrise on the OTC BB. The Sunrise shares were distributed as part of the distribution and are freely tradable, subject to certain restrictions related to insiders. Sunrise Mining Corp. trades on the OTC Bulletin Board under the symbol SUIP.

On November 8, 2007, the spinoff of Sunrise Mining Company and its two wholly owned subsidiaries, Khul Morit and Shandi, was complete. The spin off resulted in the gain of an additional $32,894 for financial reporting purposes related to payable obligations of the subsidiary recorded on the books of the Company.

During the six month period, the Company issued 200,000 shares to acquired licensing agreement valued at $20,000, and 10,676,324 shares for consulting and other services valued at $1,710,257.

Note 5- Licensing Agreement

On December 21, 2007, the Company entered into an Exclusive License Purchase Agreement with Spreelast A.G. (“Spreelast”). The agreement calls for the Company to issue 200,000 shares of its fully paid and non-assessable common shares to Spreelast in exchange for this licensing agreement. Furthermore, the agreement calls for the Company to make royalty payments equal to thirty percent (30%) of royalty income with minimum annual royalties as follows:

2008	$50,000 Euros
2009	150,000 Euros
2010 and each year thereafter	300,000 Euros

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

Note 6 - Note Payable

On January 12, 2007, the Company signed a $50,000 convertible promissory note with an individual named Edward L. Rucinski with interest payable semi-annually at the rate of 8% per annum.  This note matured on January 31, 2008.  The Company received an extension from the note holder for a period of six months with the same terms as the original note.

On January 29, 2007, and again on February 17, 2007, the Company signed $100,000 convertible promissory notes with a company named “A Perfect Time For A Change, Inc.” with interest payable semi-annually at the rate of 8% per annum.  These notes matured on January 31, 2008 and are currently delinquent.  The notes are general unsecured obligations of the Company and the holders failed to exercise conversion privileges available within the context of the notes. The Company attempted to renegotiate the terms of these notes to extend or replace them. As of this date these notes are in default and have been transferred to another entity named “Flynnbybrazos” for collection. In dispute are several of the provisions of the note which the Company contends have been disregarded. On May 9, 2008, these note holders received a judgment against the Company for the principal amount of the loan plus accrued interests and legal fees. The Company will appeal the judgment.

Included in the general and administrative expense is $ 10,456 in interest expense for the quarter ended March 31, 2008.

The proceeds from these loans were used for general working capital.

Note 7 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company’s operations are progressing forward; however, the Company has generated no income, and has incurred losses of $7,513,555 in operations since inception. Furthermore, the Company has a deficit net worth of $446,354 as of March 31, 2008.

The future success of the Company is dependent on its ability to attain additional capital funds to purchase equipment and construct facilities to fulfill its current contractual commitments, and, ultimately attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations. In addition, the Company was delinquent on $250,000 in notes payable.

Note 8 - Subsequent Events

Effective December 31, 2007, Mr. Chad Curtis resigned as the Chief Executive Officer, President, and a Director of the Company. Mr. Curtis will continue to serve as a consultant to the Company.

Mr. Joseph J. Glusic, a previous Board member, was appointed as the new Chairman of the Board, Chief Executive Officer and President of the Company, and will continue to concentrate on expanding the Company and implementing the Company's business plan, as previously announced.

Subsequent to the three month period ended March 31, 2008, the Company sold and issued $500,000 of its convertible promissory notes and warrants to two investors in reliance upon Section 4(2) under the Securities Act of 1933, as amended.

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

General

The following discussion and analysis summarizes the results of operations of the Company for the three-month period ended March 31, 2008.

The Company is a recycling development stage company that holds exclusive license agreements for the United States, Canada and China. The license agreements are specific to technology directly related to the granulation of recycled rubber products and subsequent production of proprietary powders and additives to be used to produce certain TPE plastic materials. The Company has also secured distribution rights to sell and distribute certain recycling equipment necessary to shred and granulate tires and other rubber products.

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

Overview

The Company

Results of Operations

Comparison of the three months ended March 31, 2008 and 2007

For the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007, Magnum had a net loss of $447,077 and $167,676, respectively, an increase of approximately 167%. The decrease was mainly due to the reduction in general and administrative expenses during the quarter.

General and administrative expenses increased 196% to $495,502 during the three month period ended March 31, 2008, as compared to $167,676 for the comparable period in 2007. The increase was mainly due to  stock compensation for service and consulting fees.

Comparison of the six months ended March 31, 2008 and 2007

For the six month period ended March 31, 2008 compared to the six month period ended March 31, 2007, Magnum had a net loss of $1,558,127 and $222,707, respectively, an increase of approximately 600%. This increase was mainly due to the increased general and administrative cost carryovers from the first fiscal quarter and the additional costs associated with the company’s license acquisitions, as well as, the spin-off of the previous mining operations.

General and administrative expenses increased 636% to $1,639,446 during the six month period ended March 31, 2008, as compared to $222,707 for the comparable period in 2007. The increase was due primarily to cost carryovers from the first fiscal quarter associated with the company’s license acquisitions.

Liquidity and Capital Resources

At March 31, 2008, the Company had $20,000 of assets, a working capital deficit of $447,077. No cash was used in operating activities during the three months ended March 31, 2008.

The Company's working capital deficit was $446,354 at March 31, 2008, compared to a working capital deficit of $93,948 at March 31, 2007.

The Company is a development stage recycling company and had no revenues during the six months ending March 31, 2008 and March 31, 2007.

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

The Chief Executive Officer and Chief Financial Officer are aware of no changes in the Company's financial reporting disclosure, financial controls, or reporting procedures during the quarter ended March 31, 2008, that could materially affect the Company’s ability to comply with the Exchange Act. The Certifying Officers are aware of no instances during the quarter ended March 31, 2008, or subsequent thereto, whereby the Company’s internal control over financial reporting disclosure, financial controls, and reporting procedures revealed any deficiency or material weakness requiring corrective action by the Company.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

The Company is in default under the terms of two promissory notes in the aggregate amount of $200,000 that became due and payable on January 31, 2008. Certain provisions of the notes were in dispute and led to the inability to renegotiate a suitable settlement with the holder.

On February 15, 2008, a civil action was filed in the County Court at Law of Dallas County, Texas (CC-C8-1433) by Flynbybrozos, LLS, the current holder of the promissory notes. The plaintiff sought payment of the principal amount of the notes, interest and attorneys’ fees. On May 9, 2008, the court granted a summary judgment in favor of the plaintiff for $200,000 of principal on the notes, $21,954.38 in interest with interest accruing at 8% per annum, legal fees, and other damages. The Company will appeal the judgment.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2008, Mangum issued shares of restricted common stock for services rendered to the Company as follows:

1.	On February 4, 2008, the Company issued 250,000 shares of restricted common stock to Chad Curtis for services in reliance upon Section 4(2) under the Securities Act of 1933.

2.	On February 7, 2008, the Company issued 2,000,000 shares of restricted common stock to Ayman Haddad for services in reliance upon Section 4(2) under the Securities Act of 1933.

3.	On February 14, 2008, the Company issued 586,824 shares of restricted common stock to Chad Curtis for services in reliance upon Section 4(2) under the Securities Act of 1933.

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

Dated: May 23, 2008

Magnum d'Or Resources, Inc.

By: /s/ Joseph J. Glusic
Joseph J. Glusic, Chief Executive Officer, President and Chief Financial Officer