Form 10QSB
period 2008-06-30
Magnum dOr Resources Inc
filed 2008-08-19
CIK 1099963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,674,137 shares as of August19, 2008.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Magnum d’Or Resources, Inc.
(a development stage company)
Condensed Consolidated Balance Sheets

	June 30,	September 30,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash	$82,254	$-
Prepaid expenses	5,000	-
Total current assets	87,254	-

Deposits for equipment	520,000	-

Total assets	$607,254	$-

Liabilities and Stockholders' Deficit
Current liabilities:
Cash overdraft	$-	$143
Accrued expenses	13,617	416,520
Accrued interest	39,506	13,385
Accrued royalties	79,025	32,995
Notes payable, current	250,000	208,650
Total current liabilities	382,148	671,693

Notes payable, long term	600,000	-

Total Liabilities	982,148	671,693

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, $.001 par value, 10,000,000 shares authorized, 10,000,000 issued and outstanding	10,000	10,000
Common stock, $.001 par value, 200,000,000 shares authorized, 17,739,137 and 5,785,090 shares issued and outstanding at June 30, 2008 and September 30, 2007, respectively	17,739	5,785
Common stock to be issued	302,600	-
Additional paid-in capital	7,441,195	5,267,949
Deficit accumulated during development stage	(8,146,428)	(5,955,427)
Total stockholders' deficit	(374,894)	(671,693)

Total liabilities and stockholders' deficit	$607,254	$-

See accompanying notes to the condensed consolidated financial statement

Magnum d’Or Resources, Inc.
Condensed Consolidated Statements of Operations
(a development stage company)
(Unaudited)

					For the period from
	Three Months Ended		Nine Months Ended		September 3, 1999
	June 30,		June 30,		(Inception) to
	2008	2007	2008	2007	June 30, 2008

Revenues	$-	$-	$-	$-	$6,153
Operating expenses:
Compensation to officers	30,000	99,500	128,997	215,833	128,997
Consulting services	454,100	36,000	1,704,100	60,000	1,704,100
Legal and professional fees	43,725	-	115,090	12,500	115,090
General and administrative	8,065	1,098	175,343	67,761	3,811,139
Total operating expenses	535,890	136,598	2,123,530	356,094	5,759,326

Loss from operations	(535,890)	(136,598)	(2,123,530)	(356,094)	(5,753,173)

Other income (expense):
Interest expense	(15,664)	(5,087)	(67,471)	(8,298)	(67,471)
Gain from spin off of subsidiary	-	-	-	-	615,840
Gain on settlement of debt	-	-	-	-	132,301
Total other income (expense)	(15,664)	(5,087)	(67,471)	(8,298)	680,670

Net loss before discontinued operations	(551,554)	(141,685)	(2,191,001)	(364,392)	(5,072,503)

Net loss from discontinued operations	-	-	-	-	(3,073,925)

Net loss	$(551,554)	$(141,685)	$(2,191,001)	$(364,392)	$(8,146,428)

Net loss per share - basic and diluted	$(0.03)	$(0.02)	$(0.17)	$(0.06)

Weighted average number of shares outstanding – basic and diluted	17,303,616	5,785,090	13,175,881	5,785,090

See accompanying notes to the condensed consolidated financial statements

Magnum d'or Resources, Inc.
(a development stage company)
Condensed Consolidated Statement of Changes in Stockholders' Deficit
(Unaudited)

			Common			Additional		Total
	Common	Stock	Stock	Preferred	Stock	Paid-In	Accumulated	Stockholders'
	Shares	Amount	to be Issued	Shares	Amount	Capital	Deficit	Deficit
Balance - September 30, 2007	5,785,090	$5,785	$-	10,000,000	$10,000	$5,267,949	$(5,955,427)	$(671,693)

Issuance of stock for deposit on machinery	200,000	200		-	-	19,800	-	20,000
Issuance of stock for consulting services	9,400,000	9,400		-	-	930,600	-	940,000
Issuance of stock per employment contract	200,000	200		-	-	19,800	-	20,000
Forgiveness of accrued expenses by stockholder	-	-		-	-	32,894	-	32,894
Net loss for quarter	-	-		-	-	-	(1,143,945)	(1,143,945)

Balance - December 31, 2007	15,585,090	15,585	-	10,000,000	10,000	6,271,043	(7,099,372)	(802,744)

Issuance of stock options per employment contract	-	-		-	-	48,997	-	48,997
Issuance of stock for consulting services	439,500	440		-	-	233,990	-	234,430
Issuance of stock for legal services	50,000	50		-	-	40,450	-	40,500
Issuance of stock for repayment of stockholder loan	586,824	587		-	-	474,740	-	475,327
Forgiveness of accrued expenses by stockholder	-	-		-	-	72,638	-	72,638
Net loss for quarter	-	-		-	-		(495,502)	(495,502)

Balance - March 31, 2008	16,661,414	16,662	-	10,000,000	10,000	7,141,858	(7,594,874)	(426,354)

Issuance of stock per employment contract	266,212	266		-	-	71,611	-	71,877
Issuance of stock for consulting services	711,511	711	302,600	-	-	502,426	-	503,137
Issuance of stock for legal services	100,000	100		-	-	27,900	-	28,000
Net loss for quarter	-	-		-	-	-	(551,554)	(551,554)

Balance - June 30, 2008	17,739,137	$17,739	$302,600	10,000,000	$10,000	$7,743,795	$(8,146,428)	$(374,894)

See accompanying notes to the condensed consolidated financial statements

Magnum d’Or Resources, Inc.
(a development stage company)
Condensed Consolidated Statements of Cash Flow
(Unaudited)

			For the period from
	Nine Months Ended		September 3, 1999
	June 30,		(Inception) to
	2008	2007	June 30, 2008

Operating Activities
Net Loss	$(2,191,001)	$(364,392)	$(8,146,428)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation	-	-	31,334
Loss on disposal of equipment	-	-	17,561
Stocks issued for services and expenses	1,837,944	-	5,101,334
Stock options issued for employee compensation	48,997	-	48,997
Amortization of note payable discount	41,350	51,856	125,000
Loss on sale of software license	-	-	54,200
Loss on settlement of debt	-	-	119,500
Foreign exchange adjustment	-	-	28

Changes in operating assets and liabilities:

Prepaid expenses	(5,000)	6,045	(6,315)
Accrued expenses	144,961	41,192	877,466
Accrued interest	26,121	-	26,121
Accrued royalties	79,025	-	79,025
Net cash used in operations	(17,603)	(265,299)	(1,672,087)

Investing Activities
Payments for deposits on equipment	(500,000)	-	(500,000)
Purchase of equipment	-	-	(18,142)
Net cash used in investing activities	(500,000)	-	(518,142)

Financing Activities
Stock issued for cash	-	-	262,441
Advances from shareholder	-	34,600	154,642
Proceeds from issuance of notes payable	600,000	250,000	1,855,400
Net cash provided by financing activities	600,000	284,600	2,272,483

Net increase in cash	82,397	19,301	82,254

Cash at beginning of period	(143)	-	-

Cash at end of period	$82,254	$19,301	$82,254

See accompanying notes to the condensed consolidated financial statements

Magnum d’Or Resources, Inc.
(a development stage company)
Condensed Consolidated Statements of Cash Flow (continued)
(Unaudited)

			For the period from
	Nine Months Ended		September 3, 1999
	June 30,		(Inception) to
	2008	2007	June 30, 2008

SUPPLEMENTARY INFORMATION
Interest paid	$-	$-	$3,979

NON-CASH TRANSACTIONS
Common stock issued for settlement of debt	$475,327	$-	$1,834,572
Common stock issued as deposit for licensing agreement	$20,000	$-	$20,000
Stock to be issued for accrued consulting services	$302,600	$-	$302,600
Forgiveness of debt related party	$105,532	$-	$105,532

See accompanying notes to the condensed consolidated financial statements

Magnum d’Or Resources Inc.
(a development stage company)
Notes to the Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies

Business Description

Magnum d’Or Resources, Inc. (the “Company”) was incorporated on September 3, 1999, under the laws of the State of Nevada. Since its inception, the Company evolved through several transitions to its present mode. During its evolution, it operated as an internet information company, a junior resource mining company, and a business acquisition company. These ventures proved to be marginally effective.

During October 2005, the Company formed Sunrise Mining Corporation (“Sunrise”), which became a wholly-owned subsidiary. Subsequent to Sunrise’s incorporation, the Company transferred all of the rights to its mining operations to Sunrise. During January 2007, the Company announced that it plans to spin-off its wholly owned subsidiary, Sunrise Mining Corporation, to its stockholders of record at the close of business on January 23, 2007, in such manner that such stockholders shall own the same percentage of the stock of the Corporation. The Company previously approved the issuance of all non-convertible voting preferred stock of Sunrise Mining Corporation to Sunrise Lighting Holding Limited in such manner that is comparable to the number of shares of preferred stock in the Corporation, with substantially similar rights and obligations. The spin-off was completed in November 2007 (also see Note 4).

During December 2006, the Company was acquired by a new management group and restructured for the express purpose of pursuing and consummating a merger between the Company and Terra Elastomer Technologies S.L., a private European company based in Düsseldorf, Germany. At that time, a new management team was appointed and a Board of Directors was appointed. The intent of the merger was to develop a publicly traded company dedicated to the production of high quality rubber powder and thermoplastics elastomers with global operations. In December 2007 the Merger was abandoned due to unexpected complexities, market financing interruptions and insurmountable cost considerations.

During December 2007, the Company acquired licensing rights to a number of patents that allow rubber to be reconstituted, liquefied, specially blended into EPDM powders, and EPDM compounds. These Agreements provide the Company with an array of technologies that could potentially revolutionize the rubber recycling industry in the U.S., Canada, and China. The Company will use its licensed patented processes to disintegrate scrap tires, remove fibers and metal wire, and produce crumb rubber sorted into different mesh sizes to be recycled into various rubber products.

The Company plans to provide modified sources of recycled rubber products, reconstituted rubber derivatives, and high quality rubber powders to various distributors and manufacturers. It will develop facilities that produce various wholesale products, as well as, high quality rubber powders, thermoplastics and thermoplastics elastomers. This will be accomplished through the utilization of technologically advanced processes and techniques to process scrap materials and help replace limited virgin resources. In addition it may establish technical facilities for research and development or seek strategic alliances with educational institutions and research firms.

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned Canadian subsidiary, Magnum Recycling Canada, Inc. Inter-company accounts and transactions have been eliminated. The Company operates in one business segment, the development of re-cycling rubber tires into various rubber products.

Magnum d’Or Resources Inc.
(a development stage company)
Notes to the Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts may differ from those estimates. These condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2008, are not necessarily indicative of results that may be expected for the fiscal year ending September 30, 2008. The condensed consolidated balance sheet information as of September 30, 2007 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB. These interim financial statements should be read in conjunction with that report.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company’s operations are progressing forward; however, the Company has generated no income, and has incurred net losses of $2,191,001 and has negative cash flow from operations of $17,603 for the nine months ended June 30, 2008. Furthermore, the Company has a working capital deficit of $294,894 and a stockholders’ deficit of $374,894 as of June 30, 2008.

The future success of the Company is dependent on its ability to attain additional capital funds to purchase equipment and construct facilities to fulfill its current contractual commitments, and, ultimately attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

Reclassifications

Certain reclassifications have been made to the previously reported amounts for General and Administrative expenses to conform to the Company's current period’s presentation

Fair Value of Financial Instruments

For financial instruments consisting of cash, prepaid expenses and deposits, accounts payable and accrued expenses included in the condensed consolidated financial statements, the carrying amounts are reasonable estimates of the fair value due to the short-term nature of these financial instruments. The fair value of other short-term and long-term obligations is estimated based on current interest rates available for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations approximate their fair values.

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees using SFAS No. 123R effective January 1, 2006, for all share-based payments granted based on the requirements of SFAS No. 123R for all awards granted to employees. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

Magnum d’Or Resources Inc.
(a development stage company)
Notes to the Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

Net Loss per Share

The net loss per share has been computed using the weighted-average number common shares outstanding during the periods. During the three and nine months ended June 30, 2008 and 2007, potentially dilutive convertible notes payable, options and warrants to purchase common stock aggregating 1,350,000 and 250,000 shares respectively, were outstanding and not considered because their effect would have been anti-dilutive.

Research and Development Costs

Research and development costs are expensed in the period incurred.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year beginning October 1, 2008. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year beginning October 1, 2008. The Company is currently evaluating the impact of SFAS 159 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. SFAS No. 141(R) makes significant amendments to other Statements and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R). SFAS No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited.

Magnum d’Or Resources Inc.
(a development stage company)
Notes to the Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

The adoption of SFAS No. 141(R) will affect how the Company accounts for a business combination occurring after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”), which revises the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions, (iv) when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary being measured using the fair value of any non-controlling equity investment rather than the carrying amount of that retained investment, and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 amends FASB No. 128 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company has not yet determined the affect on its consolidated financial statements, if any, upon adoption of SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The objective of SFAS No. 161 is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 applies to all derivative financial instruments, including bifurcated derivative instruments (and non-derivative instruments that are designed and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS No. 133) and related hedged items accounted for under SFAS No. 133 and its related interpretations. SFAS No. 161 also amends certain provisions of SFAS No. 131. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company has not yet determined the affect on its consolidated financial statements, if any, upon adoption of SFAS No. 161.

Note 2 - Deposits for Equipment

The Company signed a contract in March of 2008 with a German company who specializes in recycling for the purchase and delivery of machinery, materials, assembly and installation supervision of all components for a tire recycling plant. The total price of the equipment and supervision related to the fulfillment of this contract is $3,852,750 USD (2,500,000 Euros). The installation of equipment is to occur at the Company’s leased facility (see Note 9) in Magog, Canada during the fall of 2008 and become operational by the end of the year. The Company made payments under this contract aggregating $500,000 USD during May 2008 which are classified in the accompanying consolidated balance sheet as Deposits for Equipment, and will be credited against the purchase price of the contract. The balance of the purchase price of the contract is due after the equipment becomes operational and the Company staff are trained on its use.

 Magnum d’Or Resources Inc.
(a development stage company)
Notes to the Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

Note 3 - Notes Payable and Accrued Interest

On January 12, 2007, the Company issued a $50,000 convertible promissory note with an unrelated individual with interest payable semi-annually at the rate of 8%. This note matured on January 31, 2008.  The Company received an extension from the note holder on May 19, 2008, to extend the maturity of this note until November 19, 2008, with the same terms as the original note.

On January 29, 2007, and on February 17, 2007, the Company issued two $100,000 convertible promissory notes with an unrelated company with interest payable semi-annually at the rate of 8%. These notes matured on January 31, 2008. The notes were general unsecured obligations of the Company and the holders failed to exercise conversion privileges available within the context of the notes. On May 9, 2008, these note holders received a judgment against the Company for the principal amount of the loan plus accrued interest and legal fees. The Company has recorded the applicable accrued interest and the legal fees related to this judgment as of June 30, 2008, which are included in Accrued Expenses in the accompanying consolidated balance sheet. On August 13, 2008 the Company made a payment of $231,947 in full satisfaction of the judgment of $221,954, plus additional accrued interest and legal fees of $9,993. The Company received full release of obligations associated with the notes and the judgment.

The Company recorded a discount on these convertible notes payable totaling $125,000, an amount equal to the intrinsic value of the beneficial conversion feature, which is the difference between the conversion price and the fair market value of the common stock on the date of issuance. The amount attributable to the beneficial conversion feature was recorded as a discount on the debt and accreted over a 12 month period as interest expense. Note payable discount amortized for the three and nine months ended June 30, 2008 was $0 and $41,350, respectively, The Company has recorded $ 28,098 of accrued interest related to these notes which is included in Accrued Interest in the accompanying consolidated balance sheet.

During April and May 2008, the Company issued an aggregate of $600,000 promissory notes with unrelated individuals all with interest payable at the rate of 12%. These notes all mature in October thru November 2009, and are therefore recorded as long term debt in the accompanying consolidated balance sheet. The notes are general unsecured obligations of the Company and have accrued interest payable for the three months ended June 30, 2008 of $11,408 which is included in Accrued Interest in the accompanying consolidated balance sheet.

In conjunction with the issuance of the $600,000 promissory notes, the Company also issued to these note-holders warrants to purchase 600,000 shares common stock at an exercise price of $1.00 per share. These warrants can be exercised at anytime for up to two years from the respective dates of the note issuances.

Note 4 - Common Stock

On December 28, 2007 the board of directors approved the issuance of the 200,000 common shares to a German company valued at $20,000 in conjunction with the execution of a licensing and royalty agreement (see note 7). In addition, the board of directors approved and issued 9,600,000 common shares valued at $960,000 to various individuals for assistance during the negotiations for this licensing agreement. The value of these 9,600,000 shares was charged to consulting expense. All shares were valued at the market price of $0.10 per share, the closing bid price on December 28, 2007.

Magnum d’Or Resources Inc.
(a development stage company)
Notes to the Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

Also during the nine month period ended June 30, 2008, the Company issued an aggregate of 1,151,011 shares of common stock for consulting services valued at $434,967; 150,000 shares for legal services valued at $68,500; 586,824 shares of common stock valued at $475,327 to the former President and CEO in payment of accrued compensation and advances to the Company; and 266,212 shares of common stock valued at $71,877 issued to the President and CEO of the Company for compensation and expense reimbursement as agreed to in his employment agreement. The common stock was issued in place of cash payments, and was valued at prices ranging from $0.27 to $0.81 per share, based on the closing market prices on the date the board of directors authorized these issuances.

Note 5 - Employment and Consulting Agreements

Effective December 31, 2007, the former President, Chief Executive Officer, and Director resigned but continues to serve as a consultant to the Company.

A previous board member was appointed as the new Chairman of the Board, President and Chief Executive Officer (”CEO”) of the Company and will continue to concentrate on expanding and implementing the Company’s business plan.

Employment Agreement - New President and CEO

The Company entered into an employment with its newly appointed President and CEO (“Executive”) effective January 1, 2008, for a five year period ending on December 31, 2012. The compensation under this agreement is for a base salary of $10,000 per month for the first year. The Executive’s base salary will be increased over the previous year’s base salary in each of the subsequent twelve month periods by an amount that is the greater of 5% or the percentage increase in the average United States Cost of Living Index (“CPI”). In addition to this base salary, the Executive may receive additional compensation in the form of an annual incentive bonus, as has been approved by the Compensation Committee of the Board of Directors.

As inducement to the Executive to accept this position, the Company has granted a signing bonus of 200,000 common shares of free trading stock and an option to purchase 500,000 shares of common stock at a price fixed by the terms of the Company’s 2007 Equity Incentive Plan (see note 6). The options were granted with an exercise price equal to the market price on the date of grant. The exercise price is $0.10 per share, the options vest immediately, and expire 5 years from the date of grant; the Company has estimated the fair value of these options at $0.098 per share using a volatility factor of 204.4%, an expected life of 5 years, a risk-free interest rate of 4.25% and no payment of dividends. Compensation expense of $48,997 related to this stock option was recorded in the accompanying consolidated statement of operations.

Thereafter the Executive shall receive additional options as shall be determined by the Options Committee of the Board of Directors.

In addition, the Company agrees to increase the base salary of the Executive when the following events occur:

1 -	$10,000 per month upon the start up of each Company owned plant via direct ownership or joint venture agreement approved by the Board of Directors.

2 -	$20,000 per month upon the start up of each Company owned tire recycling plant.

Magnum d’Or Resources Inc.
(a development stage company)
Notes to the Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

Consulting Agreement - former President and CEO

The Company entered into a consulting agreement with its former President and Chief Executive Officer effective January1, 2008, for a five year period ending on December 31, 2012. On December 31, 2012 and on the last day of December of each five year period thereafter, this agreement shall be automatically extended for five years. The services to be rendered shall include acting as the Company’s direct liaison with Shareholders, Brokerage firms and others generally interested in the securities of the Company; assist management and other consultants in the preparation of the financial data necessary to obtain additional funding that may be required to execute the Company’s business plan; solicit sub-licensees and assist the Company in locating area in which to build plants. The Company has agreed to pay this consultant the sum of $10,000 per month for the duration of this agreement.

As additional compensation, upon the signing of the exclusive licensing and royalty agreement (see Note 7) with a German recycling company, shall receive 250,000 shares of restricted common stock per quarter (1,000,000 shares annually), in order to insure his availability to the Company. In addition, the Company shall pay this consultant actual out-of-pocket expenses incurred in carrying out his duties.

During the three and nine months ended June 30, 2008, the value of options vesting during these periods were $70,000 and $202,500 respectively. As of June 30, 2008, the Company has outstanding unvested options with future compensation expense of $1,260,000, which will be recorded as compensation cost as the options vest over the remaining life of 4.5 years. The actual future expense under this option will fluctuate with the Company’s stock price at the date of these shares are issuable. The Company accounts for this option in accordance with EITF 98-16 (also see Note 1, Stock-Based Compensation).

Other Consulting Agreements

During the nine months ended June 30, 2008, the Company entered into three consulting agreements with independent financial and business advisors, in which the consultants were to provide strategic and business development ideas, and such other business matters as deemed necessary by Company management. The terms of these agreements range from ten months to two years. Under two of these agreements the company shall from time to time, pay to the consultant such compensation as shall be mutually agreed to between the parties. Under one of these agreements the Company is obligated to pay the consultant $7,500 per month either in cash or company stock, at the discretion of the Company. Under the terms of the agreements, the consultants received 1,151,011 shares of common stock from the Company’s 2007 Equity Incentive Plan (see Note 6). The total value of the services was $434,967 which was recorded as consulting expense in the accompanying statement of Operations for the nine months ended June 30, 2008.

Note 6 - Stock Option Plan

Effective on August 1, 2007 the Company implemented the 2007 Equity Incentive Plan (the “Plan”). The Plan is for key employees (including officers and employee directors) and Consultants of the company and its affiliates. The plan permits the grant of stock options, restricted stock and other stock-based awards to employees and directors for up to 5,000,000 shares of common stock. Stock option awards are generally granted with an exercise price equal to the fair value of the Company’s stock at the date of grant. The Company has not issued any options under the Plan during the three months ended June 30, 2008, but did issue 500,000 options to its new President and CEO in January 2008, see Note 5,

Magnum d’Or Resources Inc.
(a development stage company)
Notes to the Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

Note 7 – Commitments and Contingencies

Equipment purchase

The Company signed a contract for $3,982,750 USD (2,500,000 Euros) to purchase machinery and materials for a tire recycling plant. The Company made payments under this contract aggregating $500,000 USD during May 2008 with the balance of the purchase price of the contract due after the equipment becomes operational and Company staff are trained on its use (see Note 2).

Licensing and distributor agreement

On January 21, 2008 the company entered into a 5 year licensing and distributorship agreement with a German company specializing in the recycling of rubber. This agreement designates the Company as the sole distributor for its products in North America (United States and Canada) and China. (also see note 2).

License and royalty agreement

On December 21, 2007 the Company entered into an exclusive license agreement with a German company specializing in the recycling of rubber. This license permits the Company to use certain patent and intellectual property, belonging to the licensor, in the United States, Canada and China (also see note 2). In consideration for this sub-license, the Company issued 200,000 shares of common stock on December 28, 2007 valued at $20,000 (based on the closing bid price of $0.10 on that date) and has been recorded Deposits for Equipment in the accompanying consolidated balance sheet. The Company further agreed to make royalty payments equal to 3% of the Company’s gross revenues derived from plant facilities utilizing the technology being licensed. The Company may sub-license this patent and intellectual property in which case it must pay a 30% of the royalty fee income received by the company from such sub-licensees. The royalties due shall expire with the last-to-expire Patent Rights on a country-by-country basis. If no Patent Rights exist in a country, royalties due shall expire 10 years after the first commercial sale in that country.

Furthermore, the agreement calls for the Company to make the following nonrefundable minimum royalty payments which are however creditable against royalties due:

April 1, 2008 (1)	50,000 Euros
April 1, 2009	150,000 Euros
April 1, 2010 and each year thereafter	300,000 Euros

(1) - The Company has recorded $79,025 (the currency translation rate on April 1, 2008 from Euros to U.S. dollars was 1.5805) of accrued royalties payable in the accompanying consolidated balance sheet related to the April 1, 2008 minimum royalty due.

Legal Proceedings

The Company was in default under the terms of two promissory notes in the aggregate amount of $200,000 that became due and payable on January 31, 2008.

Magnum d’Or Resources Inc.
(a development stage company)
Notes to the Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

On February 15, 2008, a civil action was filed in the County Court at Law of Dallas County, Texas (CC-C8-1433) by Flynbybrazos, LLS, the current holder of the promissory notes (see Note 3). The plaintiff sought payment of the principal amount of the notes, interest and attorneys’ fees. On May 9, 2008, the court granted a summary judgment in favor of the plaintiff for $200,000 of principal on the notes, and $21,954 in interest. In addition, interest continued to accrue at 8.0% on the unpaid judgment. Legal fees awarded to plaintiff of $5,750, plus interest through June 30, 2008 have been recorded in accrued expenses in the accompanying consolidated balance sheet.

The Company made a payment of $231,947 on August 13, 2008 in full satisfaction of the judgment of $221,954, plus additional accrued interest and legal fees of $9,993. The Company received full release of obligations associated with the notes and the judgment.

Note 8 - Subsequent Events

During the month of July 2008, the Company issued an aggregate of 935,000 shares of common stock for consulting services valued at $302,600. The common stock was issued in place of cash payments, and was valued at prices ranging from $0.26 to $0.33 per share, based on the closing market prices on the date the board of directors authorized these issuances.

The Company has executed an agreement on August 1, 2008 to lease approximately 98,500 square feet of a commercial building in Magog, Canada that will be the site of its first recycling plant (see Note 2). The term of this lease is five years, with annual rent equal to $2.25 USD per square foot (approximately $221,700, or $18,475 per month) for the first year, with annual base rent escalations of $1.00 per square foot, resulting in annual rent in the fifth year of $6.25 per square foot (approximately $615,800, or $51,320 per month). The Company is also responsible for real estate taxes, utilities and other general maintenance of the premises.

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

General

The following discussion and analysis summarizes the results of operations of the Company for the nine-month period ended June 30, 2008.

The Company is a recycling development stage company that holds exclusive license agreements for the United States, Canada and China. The license agreements are specific to technology directly related to the granulation of recycled rubber products and subsequent production of proprietary powders, liquids, and additives to be used to produce various malleable and semi-rigid elastomeric alloys (EAs) and other TPE plastic type materials. The Company has also secured distribution rights to sell and distribute certain recycling equipment necessary to shred and granulate tires and other rubber products throughout North America and China.

In December 2006, the Company entered into a non-binding letter of intent to acquire Terra Elastomer Technologies S.L., a company based in Dusseldorf, Germany (“Terra”). Terra, through its subsidiaries, is a manufacturer of granulator and state-of-the-art shredding equipment for use in the recycling industry and also designs and builds recycling and electronic scrap plants under commission from non-affiliated third parties The transaction was subject to the Company’s due diligence and such other conditions in a transaction of this nature, and thus no definitive agreement has been consummated between the Company and Terra. On December 28, 2007, the Company elected not to go forward with the contemplated transaction. Both parties have agreed to hold each other harmless.

In December of 2007, subsequent to the merger abandonment, the Company acquired licensing rights to a number of patents that allow rubber to be reconstituted, liquefied, specially blended into EPDM powders, and EPDM compounds. These agreements provide the Company with an array of technologies that could potentially revolutionize the rubber recycling industry in the U.S., Canada, and China. The Company will use its licensed patented processes to disintegrate scrap tires, remove fibers and metal wire, and produce crumb rubber sorted into different mesh sizes to be recycled into various rubber products.

The Company spun off Sunrise Mining Corporation on November 8, 2007. Financial activities related to Sunrise Mining Corporation are no longer consolidated with the financial activities of the Company.

Overview

The primary business of the Company is to provide modified sources of recycled rubber products, reconstituted rubber derivatives, and high quality rubber powders to various distributors and manufacturers. It will develop facilities that produce various wholesale products, as well as, high quality rubber powders, thermoplastics and thermoplastics elastomers. This will be accomplished through the utilization of technologically advanced processes and techniques to process scrap materials and help replace limited virgin resources. In addition it may establish technical facilities for research and development or seek strategic alliances with educational institutions and research firms.

Results of Operations

Comparison of the three months ended June 30, 2008 and 2007

For the three month period ended June 30, 2008 compared to the three month period ended June 30, 2007, Magnum had a net loss of $551,554 and $141,685, respectively, an increase of approximately 289%. The increase was mainly due to increased operating costs associated with consulting and professional services rendered during the quarter.

General and administrative expenses increased 635% to $8,065 during the three month period ended June 30, 2008, as compared to $1,098 for the comparable period in 2007. The increase was due primarily to an increase in office expenses and travel costs incurred by management.

During this period Officer Salary expense decreased 70% from $99,500 to $30,000 due to the transition to new management, while consultant services increased 1,161% from $36,000 to $454,100. Legal and Professional fees increased $43,725 from essentially no cost recorded in the comparative period a year earlier

Comparison of the nine months ended June 30, 2008 and 2007

For the nine month period ended June 30, 2008 compared to the nine month period ended June 30, 2007, Magnum had a net loss of $2,191,001 and $364,392, respectively, an increase of approximately 501%. This increase was mainly due to the increased cost carryovers from the first fiscal quarter, costs associated with the company’s license acquisitions, accrued royalties, interest expenses, and increases in professional services and consultant fees.

General and administrative expenses increased 159% to $175,343 during the nine month period ended June 30, 2008, as compared to $67,761 for the comparable period in 2007. The increase was due primarily to cost carryovers from the first and second fiscal quarters and the settlement of previous costs due and payable to prior management. During this period Compensation to Officers decreased 49% from $215,833 to $128,997 due to the transition to new management, while consultant services increased 2,740% from $60,000 to $1,704,100. Legal and Professional fees increased 821% to $115,090 from $12,500 in the comparative period a year earlier

Liquidity and Capital Resources

At June 30, 2008, the Company had $607,254 of assets, a working capital deficit of $294,894, compared to a working capital deficit of $235,633 at June 30, 2007.

The Company is a development stage recycling company with no revenues during the nine months ending June 30, 2008 and June 30, 2007.

The Company must rely on corporate officers, directors and outside investors in order to meet its budget for the implementation of its’ business plan. If Magnum is unable to obtain financing from any of one of these aforementioned sources, the Company would not be able to complete the financial requirements regarding the development of its recycling business or to continue as a going concern.

Management is currently pursuing various options to raise capital to allow it to complete its corporate objectives. In addition, the Company may engage in joint venture activities with other businesses to develop the company’s recycling business. The Company cannot predict the extent to which its liquidity and capital resources will be available prior to the successful execution of its business plan or whether it will have sufficient capital to fund typical operating expenses.

Significant accounting estimates followed by the Company and the methods of applying those principles, which materially affect the determination of financial position and cash flows are summarized below.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Fair Value of Financial Instruments

For financial instruments consisting of cash, prepaid expenses and deposits, accounts payable and accrued expenses included in the condensed consolidated financial statements, the carrying amounts are reasonable estimates of the fair value due to the short-term nature of these financial instruments. The fair value of other short-term and long-term obligations is estimated based on current interest rates available for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations approximate their fair values.

Stock Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payments, using the prospective transition method. Accordingly, the Company has recorded stock- based employee compensation cost using the calculated value method prior to 2006

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year beginning October 1, 2008. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 also requires companies to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year beginning October 1, 2008. The Company is currently evaluating the impact of SFAS 159 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. SFAS No. 141(R) makes significant amendments to other Statements and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R). SFAS No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of SFAS No. 141(R) will affect how the Company accounts for a business combination occurring after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”), which revises the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions, (iv) when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value, with the gain or loss on the deconsolidation of the subsidiary being measured using the fair value of any non-controlling equity investment rather than the carrying amount of that retained investment, and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 amends FASB No. 128 to provide that the calculation of earnings per share amounts in the consolidated financial statements will continue to be based on the amounts attributable to the parent. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company has not yet determined the affect on its consolidated financial statements, if any, upon adoption of SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The objective of SFAS No. 161 is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 applies to all derivative financial instruments, including bifurcated derivative instruments (and nonderivative instruments that are designed and qualify as hedging instruments pursuant to paragraphs 37 and 42 of SFAS No. 133) and related hedged items accounted for under SFAS No. 133 and its related interpretations. SFAS No. 161 also amends certain provisions of SFAS No. 131. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company has not yet determined the affect on its consolidated financial statements, if any, upon adoption of SFAS No. 161.

Item 3A(T). Controls and Procedures

MANAGEMENT’S INTERNAL CONTROL OVER FINANCIAL REPORTING

            a) Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are not adequate to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. These matters persist despite our having developed and partially implemented a plan to ensure that all information will be recorded accurately, processed effectively, summarized promptly and reported on a timely basis. Our plan to date has involved, in part, reallocation of responsibilities among officers, including the hiring of a new accounting consultant who is a Certified Public Accountant. One of several specific additional steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our Chairman of the Board and committee chairs, who are charged with implementing and/or carrying out our plan. It should also be noted that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

          (b) Changes in internal control over financial reporting. The Chief Executive Officer and Chief Financial Officer are aware of no changes in the Company's financial reporting disclosure, financial controls, or reporting procedures during the quarter ended June 30, 2008, that could materially affect the Company’s ability to comply with the Exchange Act. The Certifying Officers are aware of no instances during the quarter ended June 30, 2008, or subsequent thereto, whereby the Company’s internal control over financial reporting disclosure, financial controls, and reporting procedures revealed any deficiency or material weakness requiring corrective action by the Company.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

The Company is in default under the terms of two promissory notes in the aggregate amount of $200,000 that became due and payable on January 31, 2008. Certain provisions of the notes were in dispute and led to the inability to renegotiate a suitable settlement with the holder.

On February 15, 2008, a civil action was filed in the County Court at Law of Dallas County, Texas (CC-C8-1433) by Flynbybrazos, LLS, the current holder of the promissory notes. The plaintiff sought payment of the principal amount of the notes, interest and attorneys’ fees. On May 9, 2008, the court granted a summary judgment in favor of the plaintiff for $200,000 of principal on the notes, $21,954 in interest with interest accruing at 8% per annum, legal fees, and other damages. The Company settled the judgment in full on August 13, 2008 with transfer of a total payment in the amount of $231,947 and received full release of obligations associated with these notes and subsequent judgment.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

N/A

Item 3 Defaults Upon Senior Securities

N/A

Item 4 Submission of Matters to a Vote of Security Holders

N/A

Item 5 Other Information

On May 26, 2008, the Company incorporated a new wholly subsidiary in the Province of Quebec, Canada, under the Canada Business Corporation Act called “Magnum Recycling Canada, Inc./Recyclage Magnum Canada Inc. (“Magnum Recycling”).

The purpose for the organization of Magnum Recycling is to own and operate recycling facilities in Canada.

Magnum Recycling has leased an approximately 98,500 square foot facility effective August 1, 2008, and will begin the necessary modifications for its new Magog recycling plant. Magnum Recycling expects to receive delivery of recycling equipment throughout the Fall season of 2008 for its new plant.

Magnum Recycling is presently negotiating for the acquisition of rubber raw materials, agreements with key vendors, labor and transportation.

Item 6 Exhibits

Exhibit Number, Name and/or Identification of Exhibits

Exhibit 10.1	Exclusive License Agreement with Spreelast A.G. is incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K dated January 2, 2008

Exhibit 10.2	2007 Consultant Stock Option, SAR and Stock Bonus Plan is incorporated herein by reference to Exhibit 10 to the Company’s Form S-8 Registration Statement dated December 28, 2007

Exhibit 10.3
Agreement for the Provision of Rubber Nuggets Products with National Sales and Supply (NSS, LLC) dated June 2, 2008, is incorporated herein by reference to Exhibit 10.1 to the company’s Form 8-K current report dated July 8, 2008

Exhibit 10.4	Lease Agreement of Magog recycling plant in Ontario, Canada

Exhibit 10.5	Agreement to purchase equipment for Magog recycling plant

Exhibit 31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 19, 2008

Magnum d’Or Resources, Inc.

By:	/s/ Joseph J. Glusic
Joseph J. Glusic, Chief Executive Officer, President and Chief Financial Officer