Form 10-K
period 2008-09-30
Magnum dOr Resources Inc
filed 2009-02-12
CIK 1099963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from _________________ to __________________

Commission file number: 0-31849

MAGNUM D’OR RESOURCES, INC.
(Exact name of Registrant as specified in its charter)

Nevada	80 - 0137402
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1326 SE 17th Street, Suite 513
Ft. Lauderdale, FL 33316
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (305) 420-6563

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

     Title of Class
     Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed fiscal quarter ended December 31, 2008:  $3,958,098

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes  ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  January 20, 2009, 45,681,637 shares of common stock, $.001 par value

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933:  None.

MAGNUM D’OR RESOURCES, INC.
Annual Report for the period Ended September 30, 2008

- i -

MAGNUM D’OR RESOURCES, INC.
Annual Report for the period Ended September 30, 2008

PART I

ITEM 1.  BUSINESS

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

In October 2005, the Company formed a wholly-owned subsidiary, Sunrise Mining Corporation (“Sunrise”), into which the Company subsequently transferred all of its mining operations and leasehold rights. In January 2007, the Company announced plans to spin-off the wholly owned subsidiary to its stockholders of record dated the close of business January 23, 2007. The spin-off was successfully completed in November 2007 in such a manner that stockholders of record were given the same percentage of the stock ownership of ‘Sunrise” as they held of the Company. In addition, the Company previously approved the issuance of all non-convertible voting preferred stock of “Sunrise” to Sunrise Lighting Holding Limited in such manner that it was comparable to the number of shares of preferred stock in the Corporation, with substantially similar rights and obligations. (see Note 8 also).

In December 2006, the Company’s preferred stock, and thus voting control of the Company, was acquired by an individual for the express purpose of pursuing and consummating a merger between the Company and Terra Elastomer Technologies S.L., a private European company based in Düsseldorf, Germany. At the time of acquisition, a new management team was appointed and a Board of Directors was also appointed. The intent of the merger was to develop a public company dedicated to the production of high quality rubber powder and thermoplastics elastomers with international operations. However, in December 2007 the Merger was abandoned due to unexpected complexities, market financing interruptions, and insurmountable cost considerations.

Subsequently, during December of 2007, the Company acquired licensing rights to a number of patents that allowed rubber to be disintegrated, pulverized, purified, and then blended into EPDM powders, and EPDM compounds. These agreements provided the Company with an array of technologies that was thought could revolutionize the rubber recycling industry throughout the world. The Company eventually terminated these agreements in September 2008 due to the discovery of more sophisticated and economical technologies that would be better suited to its planned operations.

In May 2008, the Company formed a wholly-owned subsidiary, Magnum Recycling Canada (“MRC”), which the Company subsequently transferred all production equipment to for the purpose of establishing its first North American production facility.  The facility was located in Magog, Quebec, Canada for strategic geographical and commercial purposes.  Equipment installation and testing was performed throughout the summer and fall of 2008.  Production activities commenced during November of 2008.

The Company entered into a Joint Venture Agreement with Sekhar Research Innovations of Malaysia in October 2008 to acquire technologically advanced patents, processes, and equipment that are thought to be more compatible with overall Company product development and market strategy. The Company will use these patented processes to disintegrate scrap tires, remove fibers and metal wire, produce crumb rubber, slurry, and liquefy recycled raw materials into various rubber and rubber-like products.

Furthermore, the Company intends to provide modified sources of recycled rubber products, reconstituted rubber derivatives, and high quality rubber powders to various distributors and manufacturers. This will be accomplished through wholly owned and joint venture facilities that may be fabricated or acquired as the market allows.  The Company intends on establishing technical facilities, either coincident with or separate from its production facilities, for purposes of research and development activities.  It may also enter into strategic alliances with educational institutions and/or research firms to advance its market research and develop innovative products and solutions associated with its core recycling business.

Governmental Regulation

It is impossible to predict all future government regulation, if any, to which the Company may be subject until it has

MAGNUM D’OR RESOURCES, INC.
Annual Report for the period Ended September 30, 2008

been in production for a period of time. The use of assets and/or conduct of business that the Company is pursuing will be subject to environmental, public health and safety, land use, trade, and other governmental regulations, as well as, state and/or local taxation. In acquiring and/or developing businesses in the rubber and recycle industry, management will endeavor to ascertain, to the extent possible due to its current limited resources, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of all potential government regulation. The inability to ascertain the complete effect of government regulation on current or future business activity makes the Company business a higher risk.

Competition

From time to time, the Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in obtaining suitable investment, financing, or purchase contracts for its products.

Employees

The Company presently has two full time employees, and relies upon the use of vendors, contractors, consultants and contract labor to fulfill the needs and requirements associated with installation, start-up, testing and initial production activities.

The Company expects to use contract labor, management consultants, attorneys, accountants, engineers, and other professionals as necessary to support its management and administrative requirements.  The need for employees and their availability will be addressed on a continuing basis.

ITEM 1A.  RISK FACTORS

Financial Position of the Company, Working Capital Deficit; Report of Independent Registered Public Accounting Firm

The Company has generated no earned revenue since its inception through September 30, 2008; however, the Company commenced production activities in November 2008, shipped its first billable products in December 2008, and thus recognized its first operating income accordingly. The Company has not yet generated sufficient operating income from operations, nor is there any assurance that the Company will achieve future revenue levels and operating efficiencies to support existing operations, generate positive cash flow from operations or recover its proposed investment in its property, plant and equipment. The Company expects to show continued losses through the first half of calendar 2009 and there can be no assurance that such losses will not continue thereafter. The success of the Company’s operations are largely dependent upon its ability to establish and improve operating efficiencies and overall production capacity, generate substantial sales revenues and generate adequate cash-flows from operations. The Company’s operations are subject to numerous risks associated with the establishment of its business, including lack of adequate financing sources and competition from numerous large, well-established and well-capitalized competitors. In addition, the Company has in the past and may again in the future encounter unanticipated problems, including manufacturing, distribution and marketing difficulties, some of which may be beyond the Company’s financial and technical abilities to resolve. The failure to adequately address such difficulties could have a materially adverse effect on the Company’s prospects.

The Report of Independent Registered Public Accounting Firm on the Company’s financial statements for the period ended September 30, 2008, contains an explanatory paragraph regarding the Company’s ability to continue as a going concern. See Report of Independent Registered Public Accounting Firm contained in the Financial Statements. See Item 8 “Financial Statements and Supplementary Data”.

Availability and Integration of Future Acquisitions

The Company’s strategy includes pursuing acquisition candidates that complement its existing product line and geographic presence and leverage of its purchasing power, brand management and capability and operating

MAGNUM D’OR RESOURCES, INC.
Annual Report for the period Ended September 30, 2008

efficiencies. Potential competitors for acquisition opportunities include larger companies with significantly greater financial resources. Competition for the acquisition of businesses may result in acquisitions on terms that prove to be less advantageous to the Company that have been attainable in the past or may increase acquisition prices to levels beyond the Company’s financial capability. The Company’s financial capability to make acquisitions is partially a function of its ability to access the debt and equity capital markets. In addition, there can be no assurance that the Company will find attractive acquisition candidates in the future or succeed in reducing the costs and increasing the profitability of any business acquired in the future.

Risks of Leverage

The Company anticipates that it may incur substantial borrowings for the purpose of purchasing inventory and equipment, and for financing the expansion and growth of the Company, including the possible acquisition of other companies. See “Business - Borrowing Policies”. Any amounts borrowed will depend, among other things, on the condition of financial markets. Acquisitions of equipment, vehicles, or other companies purchased on a leveraged basis generally can be expected to be profitable only if they generate, at a minimum, sufficient cash revenues to pay interest on, and to amortize, the related debt, to cover operating expenses and to recover the equity investment. The use of leverage, under certain circumstances, may provide a higher return to the shareholders but will cause the risk of loss to the shareholders to be greater than if the Company did not borrow, because fixed payment obligations must be met on certain specified dates regardless of the amount of revenues derived by the Company. If debt service payments are not made when due, the Company may sustain the loss of its equity investment in the assets securing the debt as a result of foreclosure by the secured lender. Interest payable on Company borrowings, if any, may vary with the movement of the interest rates charged by banks to their prime commercial customers. An increase in borrowing costs due to a rise in the “prime” or “base” rates may reduce the amount of Company income and cash availability for dividends.

Licenses and Other Proprietary Rights

The Company has acquired license rights for its rubber products, and may acquire or develop other products that it believes may be patentable. However, the Company can give no assurance that further patents will be issued; that present licenses or future patents will be enforceable, will exclude competitors or provide competitive advantage, and will be valid if challenged; or that competitors will not be able to design around or develop similar products. The Company also seeks to maintain the confidentiality of its proprietary rubber formula and production processes which it believes are not patentable. However, the Company can give no assurance that its confidentiality agreements will be enforced or that competitors could not independently develop similar formulas or processes.

Highly Competitive Industry

The crumb rubber industry is highly competitive.  The Company faces competition in all of its markets from large, national material companies and smaller, regional companies, as well as from individuals.  Many of the Company’s competitors are larger and have greater financial resources than the Company.  The Company from time to time will experience price pressure in certain of its markets as a result of competitors’ promotional pricing practices.  Competition is based on product quality, functionality, price, brand loyalty, effective promotional activities and the ability to identify and satisfy emerging preferences.

Rapid Growth

The Company may experience rapid growth.  It will be necessary for the Company to rapidly add a significant number of employees and may be required to expend considerable efforts in training these new employees.  This growth will place strains on the Company’s management resources and facilities.  The Company’s success will, in part, be dependent upon the ability of the Company to manage growth effectively.

General Economic Conditions

The financial success of the Company’s operations may be sensitive to adverse changes in general economic conditions, such as inflation, unemployment, and the cost of borrowing.  These changes could cause the cost of the

MAGNUM D’OR RESOURCES, INC.
Annual Report for the period Ended September 30, 2008

Company’s products to rise faster than it can raise prices.  The Company has no control over any of these changes.

Dividends

There can be no assurance that the proposed operations of the Company will result in sufficient revenues to enable the Company to continue to operate at profitable levels or to generate positive cash flow to enable the Company to pay cash dividends to its shareholders.

Potential Quarterly Fluctuations

The Company may experience variability in its net sales and net income on a quarterly basis as a result of many factors, including the volatility of commodities, industrial stability in general, seasonal shifts in demand, weather and announcements of new and/or competitive producers. The Company’s planned operating expenditures each quarter are based on sales forecasts for the quarter. If sales do not meet expectations in any given quarter, operating results for the quarter may be materially and adversely affected.

Dependence on Senior Management

The Company’s future performance will depend to a significant extent upon the efforts and abilities of certain key management personnel. The Company currently does not have key life insurance policies on any of its executives. The loss of service of one or more of the Company’s key management personnel could have an adverse effect on the Company’s business. The Company’s success and plans for future growth will also depend in part on management’s continuing ability to hire, train and retain skilled personnel in all areas of its business.

Product Liability and Warranty Claims

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

Business Interruption

The Company believes that its success and future results of operations will be dependent in large upon its ability to provide prompt and efficient service to its customers. As a result, any disruption of the Company’s day-to-day operations could have a material adverse effect upon the Company and any failure of the Company’s management and manufacturing systems, distribution arrangements or communication systems could impair its ability to receive and process customer orders and ship products on a timely basis.

If the Company’s facilities are significantly damaged by fire or other casualty, production may be substantially interrupted and such casualty loss and business interruption would have a material adverse effect on the Company’s operations and profitability. The Company intends to maintain business interruption insurance but there can be no assurance that such coverage, if obtained, will be sufficient to cover the Company’s losses or that the Company will be able to regain its market share or customer base after resuming operations.

Factors Affecting Operations

The rubber products industry may be affected by adverse changes in general or local economic market conditions, weather, changing regulatory requirements, limited alternative uses for the rubber materials, changing demographics, and other factors.

MAGNUM D’OR RESOURCES, INC.
Annual Report for the period Ended September 30, 2008

Lack of Diversification

The success of the Company will initially depend primarily upon the success of its production of rubber mulch, chips, and nuggets. Because Company funds and assets will be focused on production in this one sector of the industry, the Company will lack investment diversification.

Dependence on Key Personnel

The operation of the company requires managerial and operational expertise. The Company has no reason to believe that any of its key management personnel will not continue to be active in the Company’s operations.

Employees

Although the Company believes that it will be able to obtain and maintain an adequate number of competent personnel, there is no assurance that a shortage of qualified operating personnel will not present a serious problem to the Company in the future..

Uninsured Losses

The Company intends to arrange for comprehensive insurance, including general liability, fire and extended coverage and business interruption insurance, which is customarily obtained for similar operations. Although the Company will maintain insurance coverage in amounts believed to be prudent and sufficient, there is a possibility that losses may exceed such coverage limitations. Furthermore, there are certain types of losses (generally of a catastrophic nature, including tornadoes, earthquakes and floods) that are either uninsurable or not economically insurable. Should such a disaster occur, the Company could suffer a loss of the capital invested in, as well as, anticipated profits from any property destroyed by such a casualty.

Governmental Regulations

Existing and subsequent changes in foreign, national, state and local laws, as well as, administrative regulations and enforcement policies over which the Company has no control could have an adverse effect on the Company’s business. Worker’s compensation requirements and other regulation of wages, hours and working conditions could have adverse effects on the Company’s operations. The continued operations are dependent upon its ability to comply with local zoning and land use regulations which govern the use of buildings and similar matters. The Company believes that it can obtain the necessary permits to promote the intended business of the Company at the sites where it intends to do business, but its ability to obtain these permits is dependent upon the discretion of state and/or local officers. Moreover, many of these permits may impose restrictive conditions upon the business operations of the Company and may be reviewed and revoked at specified intervals. No assurance can be given that a future law or regulation applicable to the Company’s location will not have an adverse effect upon its ability to conduct business.

The Company is subject to numerous federal, state and local laws and regulations that govern the discharge and disposal of wastes, workplace safety and other aspects of the Company business. The Company’s operations entail the risk of noncompliance with environmental and other government regulations. Environmental and other legislation and regulations have changed in recent years and the Company cannot predict what, if any, impact future changes may have on the Company’s business. Further, environmental legislation has been enacted, and may in the future be enacted, that creates liability for past actions that were lawful at the time taken. As in the case with manufacturing companies in general, if damage to persons or the environment has been caused, or is in the future caused, by the Company’s use of hazardous solvents or by hazardous substances located at the Company’s facilities, the Company may be fined or held liable for the cost of remediation. Imposition of such fines or the incurrence of such liability may have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company expects to be able to incorporate substantially all majority of the waste feedstock it receives into its manufacturing and reclamation process without significant waste disposal problems of its own. However, its current

MAGNUM D’OR RESOURCES, INC.
Annual Report for the period Ended September 30, 2008

supply source is relatively homogeneous and consistent, and there can be no assurance that in the future continuing regulations will not adversely affect the Company’s operations or require the introduction of costly additional manufacturing or waste disposal processes.

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

Indemnification

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

Conflicts of Interest

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

Non-Arm’s Length Transactions

The Company may engage in transactions with its officers, directors and shareholders. Such transactions may be considered as not having occurred at arm’s length. The Company may do business with such persons in the future, but intends to contract with them on the same basis and upon no more favorable terms than could be obtained from persons not affiliated with the Company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company maintains its official US address of record at 1326 SE 17th Street, Ste. 513, Ft. Lauderdale, FL 33316.
Its wholly owned subsidiary, “Magnum Recycling Canada”, maintains its corporate office and primary production facility at 2035 Boulevard Industrial, Magog, Quebec, Canada  J1X 5G9.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have initiated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

MAGNUM D’OR RESOURCES, INC.
Annual Report for the period Ended September 30, 2008

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is traded on the over-the-counter Electronic Bulletin Board under the symbol MDOR.OB. For the past two calendar years to the present, transactions in the Common Stock of the Company can be described as sporadic. Consequently, the Company is of the opinion that any published prices cannot be attributed to a liquid and active trading market and, therefore, are not indicative of any meaningful market value.

The following table sets forth quarterly prices of the Company's Common Stock on the over-the-counter Electronic Bulletin Board. Price spreads are based on actual posted closing prices, without markup, markdown, commissions, or adjustments and do not represent a weighted pricing per volume of actual transactions.

Fiscal Quarter Ended	High Close	Low Close

2007
31-Dec-06	$0.350	$0.110
31-Mar-07	$0.750	$0.330
30-Jun-07	$0.520	$0.300
30-Sep-07	$0.450	$0.260

2008
31-Dec-07	$0.280	$0.060
31-Mar-08	$0.810	$0.270
30-Jun-08	$0.450	$0.200
30-Sep-08	$0.600	$0.250

2009
31-Dec-08	$0.850	$0.150

At September 30, 2008, there were approximately 208 holders of record of the Company's Common Stock. There are currently 500,000 stock options and 1,432,000 warrants outstanding to purchase shares of Common Stock of the Company.

The closing price for the Company's Common Stock on September 30, 2008 was $0.51 per share.

Since its inception, no dividends have been paid on the Company's Common Stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the Common Stock will be declared and paid in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

Comparison of the Years Ended September 30, 2008 and 2007

During its fiscal years ended September 30, 2008 and 2007, the Company had no revenues.

For the year ended September 30, 2008 compared to the year ended September 30, 2007, the Company had a net loss of $2,607,352 versus a loss of $800,452, respectively, equating to a 226% increase in net loss. The increased loss was due to higher operating expenses that were mainly attributed to an increase in consulting services, and to a lesser extent, other professional services and accrued interest expense.  These costs are further delineated as follows:

MAGNUM D’OR RESOURCES, INC.
Annual Report for the period Ended September 30, 2008

Officer compensation decreased to $172,233 from $333,333 reported in the year ended September 30, 2007.  Consulting fees increased from $149,881 for the year ended September 30, 2007 to $1,968,700 reported for the year ending September 30, 2007, an increase of 1214%. Legal and other professional fees increased from $124,247 for the year ended September 30, 2007 to $261,753 incurred for the year ending September 30, 2008, an increase of 111%. General and administrative expenses decreased 26% from $95,956 during the year ended September 30, 2007 to $71,144 for the year ended September 30, 2008.  Interest expense increased 37% from $97,035 reported for the year ended September 30, 2007 to $133,300 for the year ended September 30, 2008.

During the fiscal year ended September 30, 2008, the Company had a net loss of $0.17 per share compared to a net loss of $0.14 per share during fiscal 2007.

Liquidity and Capital Resources

At September 30, 2008, the Company had total assets of $1,364,941, comprised of $510,042 in cash, $167,270 in prepaid expenses, and $687,629 in equipment.  In addition, the company has a working capital of $288,469, and showed $120,449 of net cash used in operating activities.

In contrast, the Company reported no assets and a working capital deficit of $671,693 on September 30, 2007. The increase in assets is due primarily to the acquisition of equipment and the decrease in capital deficit is due to debt financing activities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this report on Form 10-K, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

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

Critical Accounting Policies and Use of Estimates

The preparation of consolidated financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts and classification of expense, and the disclosure of contingent assets and liabilities. We evaluate our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following items in our consolidated financial statements require significant estimates and judgments:

Accounting for stock options

We believe that it is important for investors to be aware that there is a high degree of subjectivity involved in estimating the fair value of stock-based compensation, that the expenses recorded for stock-based compensation in

MAGNUM D’OR RESOURCES, INC.
Annual Report for the period Ended September 30, 2008

the Company’s financial statements may differ significantly from the actual value (if any) realized by the recipients of the stock awards, and that the expenses recorded for stock-based compensation will not result in cash payments from the Company.

General

The following discussion and analysis summarizes the results of operations of Magnum d'Or Resources, Inc. (the "Company" or "we") for the fiscal year ended September 30, 2008.

The Company was most recently a mining exploration company that held lease and mineral rights to two properties in Mongolia. However, the Company spun-off its mining subsidiary “Sunrise Mining Corporation” (Sunrise) on November 8, 2007 along with the rights and assets to the associated properties to its stockholders, and no longer owns or has any rights to any mining properties. Financial activities related to Sunrise are no longer consolidated with the financial activities of the Company.

As of September 30, 2008 the Company was a development stage recycling company.  It held certain licensed technology and proprietary processes related to the granulation of recycled rubber products and the subsequent production of materials used to produce various malleable and semi-rigid elastomeric alloys (EAs). The Company also secured distribution rights to sell and distribute certain recycling equipment necessary to shred and granulate tires and other rubber products throughout North America and China. However, on December 28, 2007, the Company elected not to continue the use of these licenses and the parties agreed to terminate its relationship and hold each other harmless.

In September 2008, the Company acquired new licensing rights to a number of patents that allow rubber to be reconstituted, liquefied, specially blended into EPDM powders, and EPDM compounds. These agreements provide the Company with an array of technologies that could potentially revolutionize the rubber recycling industry. The Company will use its licensed patented processes to disintegrate scrap tires, remove fibers and metal wire, and produce crumb rubber sorted into different mesh sizes to be recycled into various rubber products.

Results of Operations

The Company incurred continuing losses due to activities associated with purchasing, installing, and testing equipment for its targeted business activities.  Additional funds were utilized for securing a suitable facility and making modifications necessary to accommodate its anticipated operations.  Expenses specifically included design activities, equipment procurement, facility modifications, installation activities, testing, financing, marketing, and employment expenditures. The Company does not anticipate any revenue until the end of its first fiscal quarter.

During its fiscal years ended September 30, 2008 and 2007, the Company had no revenues.

For comparative analysis refer to Item 6.

Liquidity and Capital Resources

At September 30, 2008, the Company had total assets of $1,364,941, comprised of $510,042 in cash, $167,270 in prepaid expenses, and $687,629 in property and equipment.  In addition, the company has a working capital of $288,469, and showed $120,449 of net cash used in operating activities.

In contrast, the Company reported no assets and a working capital deficit of $671,693 on September 30, 2007, The increase in assets is due primarily to the acquisition of equipment and the decrease in capital deficit is due to debt financing activities.

The Company must currently rely on corporate officers, directors and outside investors in order to meet its budget. If the Company is unable to obtain financing from any of one of these aforementioned sources, the Company would not be able to complete its financial obligations.

Management is currently looking for additional capital to fund operations and complete our corporate objectives. The Company expects to carry out its plan of business. In addition, we may engage in joint venture activities with

MAGNUM D’OR RESOURCES, INC.
Annual Report for the period Ended September 30, 2008

other companies. The Company cannot predict the extent to which its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by its operating losses. The Company has previously, and is currently, engaged in discussions concerning potential business acquisitions, joint ventures, and other collaborative arrangements.

Limited commitments to provide additional funds have been made by management and other shareholders. We cannot provide any assurance that any additional funds will be made available on acceptable terms or in timely fashion.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company’s operations are progressing forward; however, the Company has generated no income, has an accumulated deficit during development stage of $8,562,779 and a stockholders deficit of $212,454 as of September 30, 2008. Furthermore, the Company has a negative cash flow from operations of $120,449 for the year ended September 30, 2008.

The future success of the Company is dependent on its ability to attain additional capital funds to purchase equipment and construct facilities to fulfill its current contractual commitments, and, ultimately attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No.160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We have not yet determined the effect on our consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity's derivative and hedging activities and thereby improving the transparency of financial reporting. It is intended to enhance the current disclosure framework in SFAS 133 by requiring that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. The new disclosure standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  We have not yet determined the effect on our financial statements, if any, upon the adoption of SFAS 161.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Highly Competitive Industry

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

MAGNUM D’OR RESOURCES, INC.
Annual Report for the period Ended September 30, 2008

Rapid Growth

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

Business Interruption

The Company believes that its success and future results of operations will be dependent in large upon its ability to provide prompt and efficient service to its customers. As a result, any disruption of the Company’s day-to-day operations could have a material adverse effect upon the Company and any failure of the Company’s management and manufacturing systems, distribution arrangements or communication systems could impair its ability to receive and process customer orders and ship products on a timely basis.

Competition

The recycling industry in itself is a highly competitive business, as well as, the production of rubber materials and related products. In the raw materials supply industry, barriers to entry are relatively low and the risk of new competition entering the market is high. Certain existing competitors of the Company have substantially greater resources. In addition, price is an important competitive factor in the rubber materials market and there can be no assurance that the Company will not be subject to increased price competition.

In seeking to market rubber products and specialty compounds as an alternative to other materials, the Company competes with major companies. The conventional material manufacturers with which the Company must compete have, in many cases, long-established ties to the industry and have well-accepted proven products. There are many additional large competitors in this market.

Many large competitors have significant research and development budgets, marketing staffs, financial resources and access to other resources which far surpass the current resources of the Company. Several such competitors are currently attempting to develop and introduce similar recycled materials. The Company must also compete in theraw materials market with certain other recyclers currently manufacturing recycled materials intended for similar applications. Few of such recyclers, to the Company’s knowledge, have achieved significant commercial acceptance to date.

The Company competes for certain raw materials with other recyclers, most of which are far larger and better established than the Company. However, management believes that its focus towards sources of used tires that it recycles and uses in its business are less attractive to most producers of recycled tires. As a result, the Company believes that the tire reclamation processes that it has developed for its manufacturing business are able to source raw materials from readily available sources. The Company anticipates new entrants into the tire reclamation business which could affect the Company’s source of raw materials supply. Some of these new competitors may have substantially greater financial and other resources than the Company.

General Economic Conditions

The financial success of the Company’s operations may be sensitive to adverse changes in general economic conditions, such as inflation, unemployment, and the cost of borrowing. These changes could cause the cost of the Company’s production costs and raw material supplies to rise faster than it can raise prices. The Company has no control over any of these changes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MAGNUM D’OR RESOURCES, INC.
Annual Report for the period Ended September 30, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Magnum d'Or Resources, Inc.

We have audited the accompanying consolidated balance sheet of Magnum d’Or Resources Inc. and subsidiary (a development stage company) (the “Company”) as of September 30, 2008, and the related consolidated statement of operations and comprehensive loss, changes in stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements for the period from September 3, 1999 (Inception) to September 30, 2007, were audited by other auditors whose reports expressed unqualified opinions on those statements

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of Magnum d’Or Resources, Inc.’s internal control over financial reporting as of September 30, 2008 included in the Company’s Item 9A(T) “Controls and Procedures” in the Annual Report on Form 10-K and, accordingly, we do not express an opinion thereon.

In our opinion, based on our audit and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Magnum d’Or Resources Inc. as of September 30, 2008 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has recurring losses from operations, negative cash flows from operations, a working capital deficit, and a stockholder’s deficit, which raises substantial doubt about its ability to continue as going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weinberg & Company, P.A.
Certified Public Accountants

Boca Raton, Florida
February 6, 2009

MAGNUM D’OR RESOURCES, INC.
Annual Report for the period Ended September 30, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Magnum d'Or Resources, Inc.

We have audited the accompanying consolidated balance sheet of Magnum d'Or Resources, Inc. (A Development Stage Company) as of September 30, 2007, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Magnum d'Or Resources, Inc. as of September 30, 2007, and the results of its operations, changes in stockholders' equity and cash flows for the  year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern.. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Murrell, Hall, McIntosh & Co., PLLP
Certified Public Accountants

December 26, 2007
Oklahoma City, Oklahoma

MAGNUM D'OR RESOURCES, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2008	2007
ASSETS
Current assets:
Cash	$510,042	$—
Prepaid expenses and deposits on equipment	167,270	—
Total current assets	677,312	—

Equipment, net	687,629	—
TOTAL ASSETS	$1,364,941	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Cash overdraft	$—	$143
Accounts payable and accrued expenses	295,012	416,520
Accrued interest	43,831	13,385
Advance from company officers	—	32,995
Convertible 8% note payable, net of discount of $0 and $41,350, respectively	50,000	208,650

Total current liabilities	388,843	671,693

Long term liabilities:
Loans from stockholder	163,342	—
Non-current 12% notes payable, net of discounts of $356,790 and $0, respectively	1,025,210	—

Total long term liabilities	1,188,552	—

TOTAL LIABILITIES	1,577,395	671,693

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized,
10,000,000 issued and outstanding at September 30, 2008 and 2007	10,000	10,000
Common stock, $.001 par value; 200,000,000 shares authorized,
16,117,137 and 5,785,090 issued and outstanding, respectively	16,117	5,785
Additional paid-in capital	8,351,065	5,267,949
Accumulated deficit during the development stage	(8,562,779)	(5,955,427)
Other comprehensive loss	(26,857)	—
Total stockholders' deficit	(212,454)	(671,693)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,364,941	$—

See accompanying notes to the consolidated financial statements

MAGNUM D'OR RESOURCES, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			September 3, 1999
	Year Ended		(Inception) to
	September 30,		September 30, 2008
	2008	2007	(Unaudited)

Revenue	$—	$—	$6,153

Expenses:
Officer compensation	172,233	333,333	505,566
Consulting fees	1,968,700	149,881	2,118,581
Legal and professional fees	261,753	124,247	440,114
General and administrative expenses	71,144	95,956	2,916,822
Depreciation and amortization	222	—	31,730

Total Operating Expenses	2,474,052	703,417	6,012,813

Loss from Operations	(2,474,052)	(703,417)	(6,006,660)

Other Income (Expense)
Interest expense	(133,300)	(97,035)	(230,335)

Loss before Discontinued Operations	(2,607,352)	(800,452)	(6,236,995)

Loss from Discontinued Operations	—	—	(2,325,784)

Net Loss	(2,607,352)	(800,452)	(8,562,779)

Other Comprehensive Loss
Loss from foreign currency translation	(26,857)	—	(26,857)

Comprehensive Loss	$(2,634,209)	$(800,452)	$(8,589,636)

Net Loss Per Share - Basic and Diluted	$(0.17)	$(0.14)

Per Share Information:
Weighted Average Number of Shares
Outstanding - Basic and Diluted	15,037,405	5,785,090

See accompanying notes to the consolidated financial statements

MAGNUM D'OR RESOURCES INC. AND SUBSIDIARY
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FROM SEPTEMBER 3, 1999 (INCEPTION) TO SEPTEMBER 30, 2008

									Total
						Additional		Other	Shareholders'
	Price	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Equity
	Per Share	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)

Balance September 3, 1999 (Inception)		—	$—	—	$—	$—	$—	$—	$—

Issuance of stock for cash	0.011	30	—	—	—	93,941	—	—	93,941
Issuance of stock for compensation	0.001	3	—	—	—	1,000	—	—	1,000
Net loss for year		—	—	—	—	—	(12,197)	—	(12,197)
Balance - September 30, 1999		33	—	—	—	94,941	(12,197)	—	82,744

Options issued for software license		—	—	—	—	82,178	—	—	82,178
Net loss for year		—	—	—	—	—	(157,841)	—	(157,841)
Balance - September 30, 2000		33	—	—	—	177,119	(170,038)	—	7,081

Net loss for year		—	—	—	—	—	(678,142)	—	(678,142)
Balance - September 30, 2001		33	—	—	—	177,119	(848,180)	—	(671,061)

Issuance of stock for compensation	0.029	26	—	—	—	385,000	—	—	385,000
Issuance of stock for compensation	0.010	83	—	—	—	10,000	—	—	10,000
Issuance of stock for debt settlement	0.010	13	—	—	—	1,500	—	—	1,500
Net loss for year		—	—	—	—	—	(395,891)	—	(395,891)
Balance - September 30, 2002		155	—	—	—	573,619	(1,244,071)	—	(670,452)

Issuance of stock for compensation	0.010	1,999,845	2,000	—	—	812,742	—	—	814,742
Issuance of preferred stock	0.001	—	—	7,000,000	7,000	(7,000)	—	—	—
Net loss for year		—	—	—	—	—	(205,529)	—	(205,529)
Balance - September 30, 2003		2,000,000	2,000	7,000,000	7,000	1,379,361	(1,449,600)	—	(61,239)

Issuance of stock for compansation	0.016	1,354,809	1,355	—	—	844,419	—	—	845,774
Issuance of stock for cash	0.089	45,000	45	—	—	159,955	—	—	160,000
Net loss for year		—	—	—	—	—	(1,512,763)	—	(1,512,763)
Balance - September 30, 2004		3,399,809	3,400	7,000,000	7,000	2,383,735	(2,962,363)	—	(568,228)

Issuance of stock for debt settlement	0.055	488,458	489	3,000,000	3,000	1,078,613	—	—	1,082,102
Issuance of stock for compensation	0.034	1,103,417	1,103	—	—	1,520,318	—	—	1,521,421
Net loss for year		—	—	—	—	—	(2,074,237)	—	(2,074,237)
Balance - September 30, 2005		4,991,684	4,992	10,000,000	10,000	4,982,666	(5,036,600)	—	(38,942)

See accompanying notes to the consolidated financial statements

MAGNUM D'OR RESOURCES INC. AND SUBSIDIARY
( A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FROM SEPTEMBER 3, 1999 (INCEPTION) TO SEPTEMBER 30, 2008

									Total
						Additional		Other	Shareholders'
	Price	Common Stock		Preferred Stock		Paid-in	Accumulated	Comprehensive	Equity
	Per Share	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)

Balance - September 30, 2005		4,991,684	4,992	10,000,000	10,000	4,982,666	(5,036,600)	—	(38,942)

Conversion of payable to additional paid in capital		—	—	—	—	39,251	—	—	39,251
Issuance of stock as result of reverse stock split	—	65,560	66	—	—	(66)	—	—	—
Issuance of stock for debt settlement	0.170	483,482	483	—	—	81,669	—	—	82,152
Issuance of stock for compensation	0.162	244,364	244	—	—	39,429	—	—	39,673
Net loss for year		—	—	—	—	—	(118,375)	—	(118,375)
Balance - September 30, 2006		5,785,090	5,785	10,000,000	10,000	5,142,949	(5,154,975)	—	3,759

Value of conversion preferences on convertible note		—	—	—	—	125,000	—	—	125,000
Net loss for year		—	—	—	—	—	(800,452)	—	(800,452)
Balance - September 30, 2007		5,785,090	5,785	10,000,000	10,000	5,267,949	(5,955,427)	—	(671,693)

Issuance of stock for compensation	0.484	877,323	877	—	—	423,999	—	—	424,876
Issuance of stock for consulting services	0.209	9,129,011	9,129	—	—	1,903,038	—	—	1,912,167
Issuance of stock for accrued legal fees	0.457	150,000	150	—	—	68,350	—	—	68,500
Issuance of stock for debt settlement	1.411	175,713	176	—	—	247,684	—	—	247,860
Issuance of stock options		—	—	—	—	48,997	—	—	48,997
Value of warrants issued with notes payable		—	—	—	—	391,048	—	—	391,048
Net loss for year		—	—	—	—	—	(2,607,352)	—	(2,607,352)
Other comprehensive loss from foreign currency translation		—	—	—	—	—	—	(26,857)	(26,857)
Balance - September 30, 2008		16,117,137	$16,117	10,000,000	$10,000	$8,351,065	$(8,562,779)	$(26,857)	$(212,454)

See accompanying notes to the consolidated financial statements

MAGNUM D'OR RESOURCES, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			September 3, 1999
	Year Ended		(Inception) to
	September 30,		September 30, 2008
	2008	2007	(Unaudited)

Cash Flows from Operating Activities
Net loss	$(2,607,352)	$(800,452)	$(8,562,779)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock issued for services and expenses	2,337,044	—	5,903,034
Stock options issued to employee	48,997	—	48,997
Depreciation	222	—	31,730
Amortization of loan discount	75,608	83,650	159,258
Loss on sale of software license	—	—	54,200
Loss on settlement of debt	—	—	119,590
Changes in operating assets and liabilities:
Prepaid expenses	(167,270)	7,145	(168,585)
Accounts payable and accrued expenses	194,851	416,520	611,371
Accrued interest	30,446	13,385	43,831
Advance from company officers	(32,995)	—	(32,995)

Net cash used in operating activities	(120,449)	(279,752)	(1,792,348)

Cash Flows from Investing Activities
Disposal of fixed assets	—	—	17,561
Purchases of equipment	(687,851)	—	(706,139)

Net cash used in investing activities	(687,851)	—	(688,578)

Cash Flows from Financing Activities
Cash overdraft	(143)	143	—
Proceeds from issuance of stock for cash	—	—	262,441
Proceeds from loans from shareholder	163,342	29,609	317,984
Re-payment to retire notes payable	(200,000)	—	(200,000)
Proceeds from issuance of notes payable	1,382,000	250,000	2,637,400

Net cash provided by financing activities	1,345,199	279,752	3,017,825

Net Increase in Cash	536,899	—	536,899

Effect of currency exchange rates on cash	(26,857)	—	(26,857)

Cash, beginning of year	—	—	—

Cash, End of Year	$510,042	$—	$510,042

See accompanying notes to the consolidated financial statements

MAGNUM D'OR RESOURCES, INC.
AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			September 3, 1999
	Year Ended		(Inception) to
	September 30,		September 30, 2008
	2008	2007	(Unaudited)

Supplementary Information
Interest Paid	$9,883	$—	$13,862
Taxes Paid	$—	$—	$—
Non-Cash Transactions
Common stock issued for settlement of debt	$—	$—	$1,359,245
Common stock issued in exchange for services	$—	$—	$3,565,990

See accompanying notes to the consolidated financial statements

Magnum d’Or Resources Inc.
Notes to the Consolidated Financial Statements
September 30, 2008

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

Currently the Company is engaged in the business of providing modified sources of recycled rubber products, reconstituted rubber derivatives, and rubber powders to various distributors and manufacturers. It currently has one production facility located in Magog, Canada.  It intends on developing additional facilities that produce various wholesale rubber products, reconstituted rubber powders, specialty blend malleable materials, thermoplastics and thermoplastics elastomers.

The Company will accomplish its expansion through construction of new facilities and acquisition of other established facilities, then integrate its processes and techniques to process and produce these materials. The Company also intends to establish technical facilities for research and development or seek strategic alliances with educational institutions and research firms to maintain and further advance its targeted markets.

Business History

During October 2005, the Company formed Sunrise Mining Corporation (“Sunrise”), which became a wholly-owned subsidiary. Subsequent to Sunrise’s incorporation, the Company transferred all of the rights to its mining operations to Sunrise. During January 2007, the Company announced that it plans to spin-off its wholly owned subsidiary, Sunrise Mining Corporation, to its stockholders of record at the close of business on January 23, 2007, in such manner that such stockholders shall own the same percentage of the stock of the Corporation. The Company previously approved the issuance of all non-convertible voting preferred stock of Sunrise Mining Corporation to Sunrise Lighting Holding Limited in such manner that is comparable to the number of shares of preferred stock in the Corporation, with substantially similar rights and obligations. The spin-off was completed in November 2007 (also see Note 8).

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

During December 2007, the Company acquired licensing rights to a number of patents and processes that allowed rubber to be reconstituted, added to raw virgin rubber in various quantities, specially blended into various other polymers, and mixed into EPDM compounds. These Agreements provided the Company with an array of technologies that would have potentially given it an edge in the rubber recycling industry in the U.S., Canada, and China. The Company planned on utilizing these licenses and patented processes to disintegrate scrap tires, remove fibers and metal wire from the resulting mulch, and produce crumb rubber material sorted into different mesh sizes.  These materials would then be manufactured into various retail rubber products. These license agreements were terminated on September 28, 2008 and replaced by new and more advanced technologies agreements developed by Sekhar Research Innovations of Malaysia (see Note 10).

Magnum d’Or Resources Inc.
Notes to the Consolidated Financial Statements
September 30, 2008

Basis of Presentation

The audited consolidated financial statements include the accounts of the Company and its wholly owned Canadian subsidiary, Magnum Recycling Canada, Inc. The Company operates in one business segment, the development of re-cycling rubber tires into various rubber products. The Company has not earned any revenue from limited principal operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Company” as set forth in Financial Accounting Statements Board (“FASB”) No.7. Among disclosures required by Statement of Financial Accounting Standards (“SFAS”) No. 7 are that the Company’s financial statements be identified as those of a development stage company, and that statements of operations, stockholders’ deficit and cash flows disclose activity since the date of the Company’s inception.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts may differ from those estimates. These consolidated financial statements have been prepared in accordance with GAAP for financial information and with the instructions to Form 10-K and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Significant accounting principles followed by the Company and the methods of applying those principles, which materially affect the determination of financial position and cash flows, are summarized below:

Consolidation Policy

The accompanying consolidated financial statements include the accounts of Magnum d’Or Resources, Inc. and its subsidiary, Recyclage Magnum Canada, Inc. Intercompany accounts and transactions have been eliminated.

Foreign Currency Adjustments

The Company’s functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Income statement accounts are translated at average rates for the year. Gains and losses from translations of foreign currency financial statements into U.S. dollars are reported as a separate component of stockholder’s deficit and comprehensive loss.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Concentration of Credit Risk

The Company identifies financial instruments of cash and accounts receivable that potentially subject the Company to concentration of credit risk.

The Company maintains its cash at one financial institution located in Canada. At times, the balance may exceed the Canadian Deposit Insurance Corporation $100,000 insurance limit for each account.  As of September 30, 2008, the Company had approximately $410,042 on deposit in excess of the insured limit.

Equipment

Property, plant and equipment are stated at cost. Depreciation has been computed using the straight-line method based upon estimated useful lives of ten years for production equipment and three to five years for software and

Magnum d’Or Resources Inc.
Notes to the Consolidated Financial Statements
September 30, 2008

computer equipment. Leasehold improvements are depreciated over the lesser of the remaining term of the lease, or the economic useful life.  Depreciation expense totaled $222 and $ 0 in each of fiscal years 2008 and 2007.

Income Taxes

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of September 30, 2008, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of September 30, 2008, if recognized would not have a material effect on its effective tax rate. The Company further believes that there are no tax provisions for which it is more likely than not, based on current tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition, or cash flows.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

Deferred tax assets
	2008	2007
Net operating loss carryforwards	$8,502,887	$2,263,000
Valuation allowance for deferred tax assets	(8,502,887)	(2,263,000)

Net deferred tax assets	$0	$0

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of September 30, 2008 and 2007, the Company had net operating loss carryforwards of approximately $8,502,887 and $5,957,407 for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income, begin to expire in 2019. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization. The Company has available as of September 30, 2008 unused operating loss carryforwards, which may provide future tax benefits, expiring as follows:

Year of Loss	Unused Operating Loss Carryforward	Year of Expiration
September 30, 1999	$12,197	September 30, 2019
September 30, 2000	157,841	September 30, 2020
September 30, 2001	678,142	September 30, 2021
September 30, 2002	395.891	September 30, 2022
September 30, 2003	205,529	September 30, 2023
September 30, 2004	1,512,748	September 30, 2024
September 30, 2005	2,074,320	September 30, 2025
September 30, 2006	118,375	September 30, 2026
September 30, 2007	802,364	September 30, 2027
September 30, 2008	2,545,480	September 30, 2028
Total	$8,502,887

Magnum d’Or Resources Inc.
Notes to the Consolidated Financial Statements
September 30, 2008

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company’s operations are progressing forward; however, the Company has generated no income, has an accumulated deficit during development stage of $8,562,779 and a stockholders deficit of $212,454 as of September 30, 2008. Furthermore, the Company has a negative cash flow from operations of $120,449 for the year ended September 30, 2008.

The future success of the Company is dependent on its ability to attain additional capital funds to purchase equipment and construct facilities to fulfill its current contractual commitments, and, ultimately attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

Reclassifications

Certain reclassifications have been made to conform to the Company's current period presentation. These reclassifications were for the fiscal 2007 General and Administrative expenses, previously shown as $800,452, has been broken out as follows; $333,333 for officer compensation, $149,881 for consulting fees, $124,247 for legal and professional fees, $95,956 for general and administrative expenses, and $97,035 as interest expense.

Fair Value of Financial Instruments

For financial instruments consisting of cash, prepaid expenses, accounts payable and accrued expenses included in the consolidated financial statements, the approximate fair value recorded is reflective of the actual value due to the short-term nature of these financial instruments. The fair value of other short-term and long-term obligations is estimated based on current interest rates available for debt instruments with similar terms, degrees of risk and remaining maturities. The carrying values of these obligations approximate their fair values.

Stock-Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees using SFAS No. 123R effective January 1, 2006, and for all share-based payments granted based on the requirements of SFAS No. 123R. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

Net Gain (Loss) Per Share

The net loss per share has been computed using the weighted-average number common shares outstanding during the periods. During the years ended September 30, 2008 and 2007, potentially dilutive convertible notes payable, options and warrants to purchase common stock aggregating 500,000 and 1,432,000 shares respectively, were outstanding and not considered because their effect would have been anti-dilutive.

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

Magnum d’Or Resources Inc.
Notes to the Consolidated Financial Statements
September 30, 2008

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), which requires an acquirer to recognize in its financial statements as of the acquisition date (i) the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree, measured at their fair values on the acquisition date, and (ii) goodwill as the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. Acquisition-related costs, which are the costs an acquirer incurs to effect a business combination, will be accounted for as expenses in the periods in which the costs are incurred and the services are received, except that costs to issue debt or equity securities will be recognized in accordance with other applicable GAAP. SFAS No. 141(R) makes significant amendments to other Statements and other authoritative guidance to provide additional guidance or to conform the guidance in that literature to that provided in SFAS No. 141(R). SFAS No. 141(R) also provides guidance as to what information is to be disclosed to enable users of financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal year beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of SFAS No. 141(R) will affect how the Company accounts for a business combination occurring after September 30, 2008.

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

Magnum d’Or Resources Inc.
Notes to the Consolidated Financial Statements
September 30, 2008

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

Note 2 –Equipment

The Company signed a contract on March 13, 2008 with a German company who specializes in recycling for the purchase and delivery of machinery, materials, assembly and installation supervision of all components for a tire recycling plant. The total price of the equipment and supervision related to the fulfillment of this contract was 2,500,000 Euros ($3,852,725 as of contract date March-13-2008).  The installation of equipment was to occur at the Company’s leased facility (see Note 9) in Magog, Canada during the fall of 2008 and become operational by the end of the 2008 calendar year. The Company made payments under this contract aggregating $500,000 during May 2008.  The contract was modified September 29, 2008 to include equipment delivered to date in exchange for the $500,000 paid.  No further payments are required for equipment received under this contract.

During August and September 2008, additional equipment was purchased from other companies totaling $187,851.

 The following is a detail of our equipment:

	2008	2007
Equipment:
Production equipment	$675,719	$—
Office equipment	1,325	—
Leasehold improvements	10,807	—
Total equipment	687,851	—
Less: accumulated depreciation	(222)	—
Equipment, net	$687,629	$—

Magnum d’Or Resources Inc.
Notes to the Consolidated Financial Statements
September 30, 2008

Note 3 – Notes Payable and Loans from Stockholder

8 % Convertible Notes Payable

On January 12, 2007, the Company issued a $50,000 convertible promissory note with interest payable semi-annually at the rate of 8%. This note matured on January 31, 2008.  The Company received an extension from the note holder on May 19, 2008, to extend the maturity of this note until November 19, 2008, and another extension was received on February 5, 2009 to extend April 19, 2009, with the same terms as the original note. Accrued interest payable on this note is $6,852 as of September 30, 2008.

On January 29, 2007, and again on February 17, 2007, the Company issued two $100,000 convertible promissory notes with interest payable semi-annually at the rate of 8%. These notes matured on January 31, 2008. The notes were general unsecured obligations of the Company and the holders did not exercise conversion privileges available within the context of the notes. On May 9, 2008, these note holders received a judgment against the Company for the principal amount of the loan plus accrued interest and legal fees.  On August 13, 2008 the Company made a payment of $231,947 in full satisfaction of the judgment of $221,954, plus additional accrued interest and legal fees of $9,993. The Company received full release of obligations associated with the notes and the judgment.

The Company recorded a discount on these three convertible notes payable totaling $125,000, an amount equal to the intrinsic value of the beneficial conversion feature, which is the difference between the conversion price and the fair market value of the common stock on the date of issuance. The amount attributable to the beneficial conversion feature of $125,000 was recorded as a discount on the debt and has been amortized over the one year term of the notes which is included in the accompanying consolidated statement of operations and comprehensive loss.

12% Notes Payable

During April, May, August and September of 2008, the Company issued an aggregate of $1,382,000 of promissory notes with interest payable at the rate of 12%. These notes mature in October 2009 thru September 2010, and are therefore recorded as long term debt in the accompanying consolidated balance sheet. The notes are general unsecured obligations of the Company and have accrued interest payable in the amount of $34,888 which is included in accrued interest in the accompanying consolidated balance sheet.

In conjunction with the issuance of the $1,382,000 promissory notes, the Company issued to these note-holders warrants (see Note 7) to purchase 1,382,000 shares of common stock at an exercise price of $1.00 per share. These warrants can be exercised at anytime for up to two years from the dates of the note issuances.

The aggregate value of the warrants issued in connection with the 12% Notes were valued at $391,048 using the Black Scholes option pricing model using the following assumptions; risk-free interest rates ranging from 3.54% to 4.04%; dividend yield of 0%; volatility factors of expected market price of common stock ranging from 296.4% to 323.0%; and an expected lives of 1.92 to 2.0 years. The values of the warrants are considered as debt discount and are being amortized over the term of the Notes. For the year ended September 30, 2008, $34,258 of the debt discount have been amortized and included in the accompanying consolidated statements of operations and comprehensive loss.

Loans from Stockholder

The Company was advanced funds aggregating $163,342 from a former officer and stockholder during the reporting period. The advances are general unsecured obligations of the Company and have accrued interest at 8% for a total of $2,090 which is included in accrued interest in the accompanying consolidated balance sheet. These loans are due December 31, 2010 and are recorded as long term debt in the accompanying consolidated balance sheet.

Note 4 – Common Stock

On December 28, 2007 the Board of Directors approved the issuance of the 200,000 common shares to a German company valued at $20,000 in conjunction with the execution of a licensing and royalty agreement (see Note 8). The Board of Directors approved and issued 9,600,000 common shares valued at $960,000 to various individuals for assistance during the negotiations for this licensing agreement. The value of these 9,600,000 shares was charged to consulting expense. All shares were valued at the market price of $0.10 per share, the closing bid price on December 28, 2007. Subsequently, these licensing and royalty agreements were cancelled, effective September 28, 2008. All stock issued as part of these agreements were subsequently cancelled. Therefore, all costs recorded for these obligations have been reversed and shown as a credit in the current reporting quarter.

Magnum d’Or Resources Inc.
Notes to the Consolidated Financial Statements
September 30, 2008

During fiscal year 2008 the Company issued an aggregate of 10,156,334 shares of common stock as compensation for services provided by consultants, employees, and other professionals valued at $2,405,543. In addition, the Company issued 175,713 shares of common stock for settlement of debt valued at $247,860. The common stock was issued in place of cash payments, and was valued at prices ranging from $0.209 to $1.411per share, based on the closing market prices on dates the Board of Directors authorized the issuances.

Note 5 – Employment and Consulting Agreements

Effective December 31, 2007, the former President, Chief Executive Officer, and Director resigned but continues to serve as a consultant to the Company.

A previous board member was appointed as the new Chairman of the Board, President and Chief Executive Officer (”CEO”) of the Company and will continue to concentrate on expanding and implementing the Company’s business plan.

Employment Agreement – New President and CEO

The Company entered into an employment agreement with its newly appointed President and CEO (“Executive”) effective January 1, 2008, for a five year period ending on December 31, 2012. The compensation under this agreement is for a base salary of $10,000 per month for the first year. The Executive’s base salary will be increased over the previous year’s base salary in each of the subsequent twelve month periods by an amount that is the greater of 5% or the percentage increase in the average United States Cost of Living Index (“CPI”). In addition to this base salary, the Executive may receive additional compensation in the form of an annual incentive bonus, as has been approved by the Board of Directors.

As inducement to the Executive to accept this position, the Company has granted a signing bonus of 200,000 common shares of free trading stock and an option to purchase 500,000 shares of common stock at a price fixed by the terms of the Company’s 2007 Equity Incentive Plan (see Note 6B). The options were granted with an exercise price equal to the market price on the date of grant, thus having no intrinsic value at the time of issue. The exercise price is $0.10 per share, the options vested immediately, and expire 5 years from the date of grant. The Company has estimated the fair value of these options at a weighted average value of $0.098 per share using a volatility factor of 204.4% based upon the historical volatility of the share price, an expected life of 5 years, a risk-free interest rate of 4.25% and no payment of dividends. Compensation expense of $48,997 related to this stock option was recorded in the accompanying consolidated statement of operations.  No options have been exercised to date; therefore there is no recognized tax benefit or liability.

Thereafter the Executive shall receive additional options as shall be determined by the Board of Directors.

In addition, the Company agrees to increase the base salary of the Executive when the following events occur:

1 - $10,000 per month upon the start up of each Company owned plant via direct ownership or joint venture agreement approved by the Board of Directors.

2 - $20,000 per month upon the start up of each Company owned tire recycling plant.

Consulting Agreement – former President and CEO

The Company entered into a consulting agreement with its former President and Chief Executive Officer effective January 1, 2008, for a five year period ending on December 31, 2012. On December 31, 2012 and on the last day of December of each five year period thereafter, this agreement shall be automatically extended for five years. The services to be rendered shall include acting as the Company’s direct liaison with Shareholders, Brokerage firms and others generally interested in the securities of the Company; assist management and other consultants in the preparation of the financial data necessary to obtain additional funding that may be required to execute the

Magnum d’Or Resources Inc.
Notes to the Consolidated Financial Statements
September 30, 2008

Company’s business plan; solicit sub-licensees and assist the Company in locating areas in which to build plants. The Company has agreed to pay this consultant the sum of $10,000 per month for the duration of this agreement.

On July 1, 2008, this agreement was amended to remove the quarterly stock issuance provision. It was replaced with a discretionary bonus provision subject to review and approval by the Board of Directors.  Distribution of stock incentives and bonuses are subjective but based on performance and contribution to the Company by the Consultant.

Other Consulting Agreements

During the year ended September 30, 2008, the Company entered into various consulting agreements with independent financial and business advisors, in which the consultants were to provide strategic and business development ideas, and such other business matters as deemed necessary by Company management.  The terms of these agreements range from ten months to two years. Under the terms of two of these agreements the company shall from time to time, pay to the consultant such compensation as shall be mutually agreed to between the parties. Under the terms of one of these agreements the Company is obligated to pay the consultant $7,500 per month either in cash or company stock, at the discretion of the Company. Under the terms of the agreements, the consultants received 9,129,011 shares of common stock from the Company’s 2007 Consultant Stock Option, SAR and Stock Bonus Plan (see Note 6).  The total value of the services was $1,912,167 which was recorded as consulting expense in the accompanying statement of operations and comprehensive loss for the year ended September 30, 2008.

Note 6A - Stock Bonus Plan

Effective December 20, 2007 the Company implemented the “2007 Consultant Stock Option, SAR and Stock Bonus Plan” (the “Plan”). The Plan is for Independent Consultants of the Company and its Affiliates.  Employees, Officers, and Directors of the Company are not eligible to participate in this Plan. The plan permits the grant of stock options, restricted stock and other stock-based awards for up to 11,000,000 shares of common stock.

Note 6B - Stock Option Plan

Effective August 1, 2007 the Company implemented the “2007 Equity Incentive Program (the “Plan”).  This Plan is for key Employees (including officers and employee directors) and can also include Consultants of the Company and its affiliates.  The plan permits the grant of stock options, restricted stock and other stock-based awards for up to 5,000,000 shares of common stock.  This Plan is intended to advance the best interests of the Company, its affiliates, and its stockholders by providing those persons who have substantial responsibility for the management and growth of the Company and its affiliates with additional incentives and an opportunity to obtain or increase their proprietary interest in the Company, thereby encouraging them to continue in the employ of the Company or any of its Affiliates.  Stock option awards are generally granted with an exercise price equal to the fair value of the Company’s stock at the date of grant.

The Company issued 500,000 options to its new President and CEO in January 2008 (see Note 5). These options represent the only options outstanding. The fair market value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model.  Expected volatilities are based on historical volatility of the Company’s stock.  The expected terms represent the period of time that options granted are expected to be outstanding.  The risk-free rates are based on U.S. Treasury securities with similar maturities as the expected term of the options at the time of grant. Weighted average grant date fair value is $48,997 for 2008. Weighted average contractual term of fully vested options outstanding and exercisable is 4.3 years.

Magnum d’Or Resources Inc.
Notes to the Consolidated Financial Statements
September 30, 2008

Note 7 – Warrants

The following table summarizes certain information about the Company’s stock purchase warrants (including the warrants discussed in Note 3).

	Number of	Weighted Avg.
	Warrants	Exercise Price

Warrants outstanding, October 1, 2006	—	$—
Warrants granted	250,000	(A)
Warrants exercised	—	—
Warrants expired / cancelled	—	—

Warrants outstanding, September 30, 2007	250,000	$1.00
Warrants granted	1,382,000	1.00
Warrants exercised	—	—
Warrants expired / cancelled	(200,000)	(A)

Warrants outstanding, September 30, 2008	1,432,000	$1.00

At September 30, 2008 the price of the Company’s common stock was less than the exercise price of all the warrants, and therefore there was no intrinsic value.

(A)
The exercise price for these warrants is equal to the lower of the average closing price of the Common stock during the 10 consecutive trading days immediately preceding such warrant exercise, discounted by 50% OR $1.00

Note 8– Commitments and Contingencies

Licensing and distributor agreement

On January 21, 2008 the Company entered into a 5 year licensing and distributorship agreement with a German company specializing in the recycling of rubber. This agreement had designated the Company as the sole distributor for its products in North America (United States and Canada) and China. This licensing agreement was cancelled prior to the end of the year September 30, 2008.

License and royalty agreement

On December 21, 2007 the Company entered into an exclusive license agreement with a German company specializing in the recycling of rubber. This license permitted the Company to use certain patent and intellectual property, belonging to the licensor, in the United States, Canada and China (also see note 2). In consideration for this sub-license, the Company issued 200,000 shares of common stock on December 28, 2007 valued at $20,000 (based on the closing bid price of $0.10 on that date). The Company further agreed to make royalty payments equal to 3% of the Company’s gross revenues derived from plant facilities utilizing the technology being licensed. The Company, however, never utilized any of these patents or intellectual properties in the course of its business.  Use of these licenses, patent, and intellectual properties were terminated upon the cancellation of the associated agreements effective September 28, 2008.

The Company would have also been allowed to sub-license the patent and intellectual property in which case it would pay a 30% of the royalty fee income received by the company from such sub-licensees. The royalties due would have expired with the last-to-expire Patent Rights on a country-by-country basis. If no Patent Rights existed

Magnum d’Or Resources Inc.
Notes to the Consolidated Financial Statements
September 30, 2008

in a country, royalties would have expired 10 years after the first commercial sale in that country.

Furthermore, the agreement called for the Company to make the following nonrefundable minimum royalty payments which are however creditable against royalties due:

April 1, 2008	50,000 Euros
April 1, 2009	150,000 Euros
April 1, 2010 and each year thereafter	300,000 Euros

The Company recorded $79,025 (50,000 Euros) of accrued royalties payable related to the April 1, 2008 minimum royalty due. Furthermore, the date for initial payment was amended on August 12, 2008 to begin November 1, 2008; however, these liabilities were expunged  when the contracts were cancelled effective September 28, 2008.  These amounts accrued  have been reversed and credited in the fourth quarter of 2008.

The Company signed a new patent and licensing agreement in October 2008 (see Note 10).

Legal Proceedings

The Company was in default under the terms of two promissory notes in the aggregate amount of $200,000 that became due and payable on January 31, 2008 (see Note 3).

On February 15, 2008, a civil action was filed in the County Court at Law of Dallas County, Texas (CC-C8-1433) by Flynbybrazos, LLS, the current holder of the promissory notes (see Note 3). The plaintiff sought payment of the principal amount of the notes, interest and attorneys’ fees. On May 9, 2008, the court granted a summary judgment in favor of the plaintiff for $200,000 of principal on the notes, and $21,954 in interest. In addition, interest would continue to accrue at 8.0% on the unpaid judgment. Legal fees awarded to plaintiff of $5,750, plus interest at 5.25% until paid, has been recorded in accrued expenses in the accompanying consolidated balance sheet.

The Company made a payment of $231,947 on August 13, 2008 in full satisfaction of the judgment of $221,954, plus additional accrued interest and legal fees of $9,993. The Company received full release of obligations associated with the notes and the judgment.

Note 9 -  Operating Lease

The Company executed an agreement on September 1, 2008 to lease 98,535 square feet of a commercial building in Magog, Canada that will be the site of its first recycling plant (see Note 2). The term of this lease is five years, with annual rent equal to $2.17 per square foot (approximately $213,600, or $17,803 per month) for the first year, with annual base rent escalations of $.96 per square foot, resulting in annual rent in the fifth year of $ 6.02 per square foot (approximately $593,400, or $49,452 per month). The Company is also responsible for real estate taxes, utilities and other general maintenance of the premises. Minimum future lease payments under non-cancelable operating leases as of September 30, 2008 are payable as follows:

Year Ending	Amount

September 30, 2009	$221,546
September 30, 2010	316,494
September 30, 2011	411,443
September 30, 2012	506,391
September 30, 2013	543,975
$1,999,849

Rent expense for the year ended September 30, 2008 was $33,523, with $16,064 in deferred rent.

Magnum d’Or Resources Inc.
Notes to the Consolidated Financial Statements
September 30, 2008

Note 10 -  Subsequent Events

During October 2008, the Company issued an aggregate of 52,500 shares of common stock for consulting services valued at $28,925. The common stock was issued in lieu of cash payments, and was valued at prices ranging from $0.53 to $0.64 per share, based on the closing market prices on the date the Board of Directors authorized these issuances.

On October 10, 2008 the Company entered into an agreement with a Malaysia business corporation to operate in partnership with the Company to own and develop various rubber technologies and elastic compounds, and to develop further rubber business together.

The Company agreed to pay a fee of $475,000 plus a monthly advisory fee of $3,000 to attain, use, and maintain access to certain rights, licenses, developments, and patents owned by or secured by that Malaysian company.  The Company agreed to pay future costs associated with attaining new joint venture patents and to protect such rights.

On October 7, 2008 the Company appointed the Vice President of Canadian Operations to fill a vacancy on the Board of Directors.

During November 2008, the Company issued an aggregate of 29,510,000 shares of common stock for consulting services and bonuses valued at $4,433,500. The common stock was issued in lieu of cash payments, and was valued at prices based on the closing market prices on the date the Board of Directors authorized these issuances.

During December 2008, the Company issued an aggregate of 10,000 shares of common stock for legal services valued at $4,500. The common stock was issued in lieu of cash payments, and was valued at $0.45 per share, based on the closing market prices on the date the Board of Directors authorized these issuances.

During January 2009, the Company issued an aggregate of 10,000 shares of common stock for legal services valued at $4,450. The common stock was issued in lieu of cash payments, and was valued at $0.445 per share, based on the closing market prices on the date the Board of Directors authorized these issuances.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Murrell, Hall, McIntosh & Co., PLLP, the previous independent registered public accounting firm of Magnum d’Or Resources, Inc. (the "Company") for the fiscal year ended September 30, 2007, resigned on May 27, 2008, from further audit services to the Company.

During the fiscal year ended September 30, 2007, the consolidated financial statements of the Company did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to any uncertainty, audit scope, or accounting principles, but expressed a concern regarding the ability of the Company to continue as a going concern.

For the fiscal years ended September, 2007, there were no disagreements between the Company and Murrell, Hall, McIntosh & Co., PLLP on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Murrell, Hall, McIntosh & Co., PLLP would have caused Murrell, Hall, McIntosh & Co., PLLP to make reference to the subject matter of the disagreement(s) in connection with its reports as required by Item 3.04(a)(1)(iv) of Regulation S-B.

Effective July 21, 2008, the Company engaged and appointed Weinberg & Company, P.A. of Boca Raton, Florida, as its principal independent certified public accountant to audit its consolidated financial statements for its fiscal year ended September 30, 2008.

MAGNUM D’OR RESOURCES, INC.
Annual Report for the period Ended September 30, 2008

ITEM 9A(T)  CONTROLS AND PROCEDURES

MANAGEMENT’S INTERNAL CONTROL OVER FINANCIAL REPORTING

            a) Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are not adequate to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. These matters persist despite our having developed and partially implemented a plan to ensure that all information will be recorded accurately, processed effectively, summarized promptly and reported on a timely basis. Our plan to date has involved, in part, reallocation of responsibilities among officers, including the hiring of a new accounting consultant who is a Certified Public Accountant. One of several specific additional steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our Chairman of the Board and committee chairs, who are charged with implementing and/or carrying out our plan. It should also be noted that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management’s Report of Internal Control over Financial Reporting

MAGNUM D’OR RESOURCES, INC.
Annual Report for the period Ended September 30, 2008

Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report. Weinberg & Company, our independent registered public accounting firm, has not issued an attestation report on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not Applicable

MAGNUM D’OR RESOURCES, INC.
Annual Report for the period Ended September 30, 2008

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Management of the Company

The following table sets forth the name, age, and position with the Company for the only director and officer of the Company as of September 30, 2008.

Name	Age	Position

Joseph J. Glusic	51	Chief Executive Officer, President, Treasurer and Director

All executive officers are elected by the Board of Directors and hold office until the next annual meeting of stockholders, or until their successors are duly elected and qualified.

The following is information on the business experience of each director and officer.

Mr. Glusic spent the majority of his career involved in activities associated with the production, monitoring, processing and ultimate disposal of hazardous and/or radioactive wastes. He has been an employee of both private and public companies and consulted to a variety of institutions that included public, private and governmental agencies. His responsibilities have included design, operations, management, and principal ownership of companies engaged in waste processing activities, management consulting and waste systems design, construction and testing. In addition, Mr. Glusic's experience has allowed him to evaluate and develop numerous processes and technologies utilized in the handling and processing of various types of waste streams. He has also written and developed technical and regulatory documents supporting testing, operations, and regulatory reporting requirements. Mr. Glusic has also been involved in the acquisition, financing, marketing, and sale of real estate. He has a degree in Mechanical Engineering from the University of Illinois and has attended various academic and professional educational programs throughout his career to enhance his technical and managerial skills. He has been licensed by several government agencies, as required to perform tasks and projects.  Mr. Glusic joined the Company in January 2007 as an independent Director and was appointed to his current position of President and Chief Executive Officer effective January 1, 2008.

Benefit Plans

The Company does not have any pension plan, profit sharing plan, or similar plans for the benefit of its officers, directors or employees.  However, the Company reserves the right to establish any such plans in the future.

Board of Compensation

The Company plans to provide its non-management directors, if any, a competitive director’ compensation package comparable to programs offered by similarly situated corporations.

Consultants

The Company intends to retain consultants to the extent necessary and appropriate.  The Company will not delegate its authority and responsibility to make management decisions to consultants or any other persons, nor shall any consultant have any discretionary authority or the authority to bind the Company in any material respect.

No Audit Committee or Financial Expert

The Company does not have an audit committee or a financial expert serving on the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

MAGNUM D’OR RESOURCES, INC.
Annual Report for the period Ended September 30, 2008

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

Code of Ethics

The Company does not have a code of ethics for principal executives and officers. The Company’s management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

ITEM 11.  EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following sets forth the compensation of the Company’s executive officers for the fiscal years ended September 30, 2007 and September 30, 2008.

Name and Principal Position	Fiscal Year Ended September 30	Salary	Bonus	Options	All Other Compensation
Joseph J. Glusic (1)	2008	$90,000	$20,000	$48,997	$13,236
President and Chief	2007	$0	$0	$0	$0
Executive Officer

Chad A. Curtis (2)	2008	$0	$0	$0	$0
President and Chief	2007	$333,333	$0	$0	$0
Executive Officer

Shaojun Sun (3)	2008	$0	$0	$0	$0
President and Chief	2007	$0	$0	$0	$0
Executive Officer

(1)	Mr. Glusic was appointed as a director of the Company and as its Chief Executive Officer and President on December 31, 2007, and entered into an employment agreement with the Company.

(2)
Mr. Curtis became a director and the Chief Executive Officer and President of the Company on December 19, 2006.  He resigned as a director, Chief Executive Officer and President of the Company on December 31, 2007, but agreed to continue to serve the Company as a consultant under the terms of a consulting agreement.

(3)	Mr. Sun resigned as a director and as its Chief Executive Officer and President effective December 19, 2006.

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

MAGNUM D’OR RESOURCES, INC.
Annual Report for the period Ended September 30, 2008

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of September 30, 2008, the number and percentage of the outstanding shares of capital stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group, and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address	Common Stock	Percent of Class

Joseph J. Glusic	769,212	4.77%
9089 S. Pecos Road, Suite 3400
Henderson, NV 89074

Chad A. Curtis	7,352,335	45.62%
595 Stewart Ave
Garden City, NY 11530

Cede & Co.	6,706,261	41.61%
P.O. Box 222
Bowling Green Station
New York, NY 10274

All executive officers and
directors as a group	466,212	4.77%

Stock Benefit Plan

Effective August 1, 2007, the Company implemented its 2007 Equity Incentive Plan (the “Plan”).  The Plan is for key employees (including officers and employee directors) and consultants of the Company and its affiliates.  The Plan permits the grant of stock options, common stock and other stock-based awards to employees and directors for up to 5,000,000 shares of common stock.  Stock option awards are generally granted with an exercise price equal to the fair value of the Company’s stock at the date of grant.  The Company issued 500,000 stock options under the Plan during the year ended September 30, 2008 to its President and Chief Executive Officer.  There were no other options issued during this period.

The stock transfer agent of the Company is Holladay Stock Transfer, Inc., 2939 N. 67th Place, Scottsdale, AZ 85251; telephone number (480) 481-3940.

MAGNUM D’OR RESOURCES, INC.
Annual Report for the period Ended September 30, 2008

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal year ending September 30, 2008 the current President and Chief Executive Officer, Joseph J. Glusic, received 466,212 shares of the common stock of the Company for compensation, representing 2.6% of the issued and outstanding common stock of the Company as of September 30, 2008.

Former President and Chief Executive Officer and current consultant to the Company, Chad A. Curtis, received 7,352,335 shares of the common stock of the Company for consulting fees in lieu of cash compensation and expenses incurred on behalf of the Company which represented approximately 40.6% of the issued and outstanding common stock of the Company as of September 30, 2008.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees billed for professional audit services rendered by Murrell, Hall, McIntosh & Co., PLLP and Weinberg & Company, P.A. during the last two fiscal years ended September 30, 2008 and 2007:

Type of Fee	Murrell, Hall, McIntosh & Co., PLLP (Predecessor Accountant) FYE 9/30/07	Murrell, Hall, McIntosh & Co., PLLP (Predecessor Accountant) FYE 9/30/08	Weinberg & Company, P.A. (Successor Accountant, effective July 21, 2008) FYE 9/30/08
Audit Fees	$25,322	$5,000	$14,998
Audit Related Fees	$0	$0	$0
Tax Fees	$0	$0	$0
All Other Fees	$0	$0	$0
Total	$25,322	$5,000	$14,998

Audit Fees: Fees for the audit of our annual financial statements included in our report on Form 10-K, and reviews of our quarterly financial statements included in our reports on Form 10-Q. Total fees for the audit of our September 30, 2008 financial statements, and not included in the fees billed as of September 30, 2008 are projected to be approximately $35,000.

Audit Related Fees:  Fees for other audit related services including other SEC filings, comfort letters and consents.

Tax Fees:  Fees for preparation and review of tax returns and tax consultations.

All Other Fees:  The Company did not engage Murrell, Hall, McIntosh or Weinberg & Company, P.A. to perform any other services other than those listed separately above for the fiscal years indicated.

MAGNUM D’OR RESOURCES, INC.
Annual Report for the period Ended September 30, 2008

PART IV

ITEM 15.  EXHIBITS

A.  INDEX TO EXHIBITS

Exhibit No.

(3)(i)
Articles of Incorporation of the Company are incorporated herein by reference to the Form S-1 registration statement of the Company filed on December 31, 1999 under its previous corporate name, Progolftournaments.com

(3)(ii)	Certificate of Amendment to Articles of Incorporation of the Company is incorporated herein by reference to the Form 8-K current report of the Company filed April 6, 2001

(3)(iii)	Certificate of Amendment to Articles of Incorporation of the Company is incorporated herein by reference to the Form 8-K current report of the Company filed October 18, 2002

(3)(iv)	Certificate of Amendment to Articled of Incorporation of the Company is incorporated herein by reference to the Form 8-K current report of the Company filed October 27, 2003

(3)(v)	ByLaws of the Company are incorporated herein by reference to the second exhibit to the Form S-1 registration statement on December 31, 1999

10.1	Exclusive License Agreement with Spreelast A.G. is hereby incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K dated December 31, 2007.

10.2	2007 Consultant Stock Option, SAR and Stock Bonus Plan is hereby incorporated herein by reference to Exhibit 10 of the Company’s Form 8-K dated December 28, 2007.

10.3	Exclusive License Agreement with Spreelast A.G. is hereby incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K dated December 31, 2007.

10.4	2007 Consultant Stock Option, SAR and Stock Bonus Plan is hereby incorporated herein by reference to Exhibit 10 of the Company’s Form 8-K dated December 28, 2007.

10.5	Exclusive License Agreement with Spreelast A.G. is hereby incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K dated January 2, 2008.

10.6	2007 Consultant Stock Option, SAR and Stock Bonus Plan is hereby incorporated herein by reference to Exhibit 10 of the Company’s Form S-8 Registration Statement dated December 28, 2007.

10.7
Agreement for the Provision of Rubber Nuggets Products with National Sales and Supply (NSS, LLC) dated July 8, 2008 is hereby incorporated herein by reference to Exhibit 10.3 of the Company’s Form 10-QSB for the three month period ended June 30, 2008.

10.8	Lease Agreement of Magog recycling plant in Ontario, Canada, is hereby incorporated herein by reference to Exhibit 10.4 of the Company’s Form 10-QSB for the three month period ended June 30, 2008.

10.9	Agreement to purchase equipment for Magog recycling plant is hereby incorporated herein by reference to Exhibit 10.5 of the Company’s Form 10-QSB for the three month period ended June 30, 2008.

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

MAGNUM D'OR RESOURCES, INC.

Dated: February 12, 2009	/s/ Joseph J. Glusic
Joseph J. Glusic, Chief Executive Officer, President, Treasurer, Principal Accounting and Financial Officer, and Director