Form 10-Q
period 2008-12-31
Magnum dOr Resources Inc
filed 2009-02-20
CIK 1099963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________

Commission File Number: 000-31849

MAGNUM D’OR RESOURCES, INC.

(Exact name of registrant as specified in its charter)

NEVADA	80 - 0137402
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1326 S.E. 17th Street, #513
Ft. Lauderdale, Florida 33316
(Address of principal executive offices)

(305) 420-6563
(Registrant's telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 45,681,637 shares as of February 18, 2009.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

MAGNUM D’OR RESOURCES, INC. AND SUBSIDIARY
Quarterly Report for the period Ended December 31, 2008
(Unaudited)

PART I: FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MAGNUM D'OR RESOURCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED  BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2008	2008
ASSETS
Current assets:
Cash	$373	$510,042
Accounts receivable	5,647	-
Prepaid expenses	85,195	167,270

Total Current Assets	91,215	677,312

Equipment, net	983,372	687,629

Other Assets:
Utility deposits	24,630
Deposits on equipment	516,529	-

Total Other Assets	541,159	-

TOTAL ASSETS	$1,615,746	$1,364,941

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Cash overdraft	$9,296	$-
Accounts payable and accrued expenses	595,360	295,012
Accrued interest	97,098	43,831
Current obligations under capital lease	13,168	-
Current portion of 12% notes payable, net of discounts of $83,151 and $0, respectively	516,849	-
Convertible 8% note payable	50,000	50,000

Total current liabilities	1,281,771	388,843

Long term liabilities:
Loans from stockholder	251,032	163,342
Non-current obligations under capital lease	81,200	-
Non-current 12% notes payable, net of discounts of $330,850 and $ 356,790, respectively	751,150	1,025,210

Total long term liabilities	1,083,382	1,188,552

TOTAL LIABILITIES	2,365,153	1,577,395

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized,
10,000,000 issued and outstanding at December 31, 2008 and September 30, 2008	10,000	10,000
Common stock, $.001 par value; 200,000,000 shares authorized,
45,671,637 and 16,117,137 issued and outstanding, respectively	45,672	16,117
Additional paid-in capital	12,893,712	8,351,065
Accumulated deficit	(13,518,564)	(8,562,779)
Other comprehensive loss	(180,227)	(26,857)
Total stockholders' deficit	(749,407)	(212,454)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,615,746	$1,364,941

See accompanying notes to the condensed consolidated financial statements

MAGNUM D'OR RESOURCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	Three Months Ended
	December 31,
	2008	2007

Sales	$5,647	$-

Cost of Sales	33,254	-

Gross Loss	(27,607)	-

Operating Expenses
Officer compensation	418,612	20,000
Consulting fees	4,138,540	1,065,000
Legal and professional fees	95,571	20,865
General and administrative expenses	41,544	1,199
Rent	86,414	-
Royalties	25,216	-
Depreciation and amortization	9,239	-

Total Operating Expenses	4,815,136	1,107,064

Loss from Operations	(4,842,743)	(1,107,064)

Other Income (Expense)
Gain from spin off of subsidiary	-	32,894
Interest expense	(113,042)	(36,880)
Net, Other Expense	(113,042)	(3,986)

Net Loss	(4,955,785)	(1,111,050)

Other Comprehensive Loss
Loss from foreign currency translation	(153,370)	-

Comprehensive Loss	$(5,109,155)	$(1,111,050)

Net Loss Per Share - Basic and Diluted	$(0.16)	$(0.18)

Per Share Information:
Weighted Average Number of Shares
Outstanding - Basic and Diluted	30,621,473	6,111,757

See accompanying notes to the condensed consolidated financial statements

MAGNUM D'OR RESOURCES, INC.AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	December 31,
	2008	2007

Cash Flows from Operating Activities
Net Loss	$(4,955,785)	$(1,111,050)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock issued under consulting agreement	4,080,525	960,000
Stock based compensation	375,000	-
Depreciation and amortization	9,239	-
Amortization of debt discount	59,466	31,793
Changes in operating assets and liabilities:
Accounts receivable	(5,647)	-
Prepaid expenses	(53,195)	-
Accounts payable	280,000	114,170
Accrued expenses	53,042	5,087
Deferred rent	40,665	-

Net cash used in operating activities	(116,690)	-

Cash Flows from Investing Activities
Increase in equipment and utility deposits	(428,958)	-
Purchases of equipment	(298,367)	-

Net cash used in investing activities	(727,325)	-

Cash Flows from Financing Activities
Cash overdraft	9,347	143
Loans from stockholder	87,690	-
Repayment of short term note payable	(650)	-
Proceeds from issuance of note payable	300,000	-

Net cash provided by financing activities	396,387	143

Net (Decrease) Increase in Cash	(447,628)	143

Effect of currency exchange rates on cash	(62,041)	-

Cash, beginning of period	510,042	(143)

Cash, End of Period	$373	$-

See accompanying notes to the condensed consolidated financial statements

MAGNUM D'OR RESOURCES, INC.AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Monthns Ended
	December 31,
	2008	2007

Supplementary Information
Interest Paid	$-	$-
Income Taxes Paid	$-	$-
Non-Cash Transactions
Common stock issued for license agreement	$-	$20,000
Equipment financed through capital lease obligations	$95,524	$-

Magnum d’Or Resources Inc. and Subsidiary
Notes to the Condensed Consolidated Financial Statements
December 31, 2008
(Unaudited)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies

Business Description

Magnum d’Or Resources, Inc. (the “Company”) was incorporated on September 3, 1999, under the laws of the State of Nevada. Since its inception, the Company evolved through several transitions to its present mode. During its evolution, it operated as an internet information company, a junior resource mining company, and a business acquisition company. These ventures proved to be marginally effective. On May 26, 2008, the company incorporated a new wholly owned subsidiary in the Province of Quebec, Canada, under the Canada Business Corporation Act called “Magnum Recycling Canada, Inc. / Recyclage Magnum Canada Inc. (“Magnum Recycling”). The purpose for the organization of Magnum Recycling is to own and operate recycling facilities in Canada.

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

The Company will accomplish its expansion through construction of new facilities and acquisition of other established facilities, then integrate its technologically advanced processes and techniques to process and produce these materials. The Company also intends to establish technical facilities for research and development or seek strategic alliances with educational institutions and research firms to maintain and further advance its technological edge in its targeted markets.

The Company’s on going business strategy is to secure source raw materials and process them into useable value added substrates and supply them to a variety of manufactures as well as develop its own market for retail end use eco-friendly products. The Company currently utilizes its licensed patented processes to disintegrate scrap tires, remove fibers and metal wire, and produce crumb rubber sorted into different mesh sizes to be recycled into various rubber products.

Business History

During October 2005, the Company formed Sunrise Mining Corporation (“Sunrise”), which became a wholly-owned subsidiary. Subsequent to Sunrise’s incorporation, the Company transferred all of the rights to its mining operations to Sunrise. During January 2007, the Company announced that it plans to spin-off its wholly owned subsidiary, Sunrise Mining Corporation, to its stockholders of record at the close of business on January 23, 2007, in such manner that such stockholders shall own the same percentage of the stock of the Corporation. The Company previously approved the issuance of all non-convertible voting preferred stock of Sunrise Mining Corporation to Sunrise Lighting Holding Limited in such manner that is comparable to the number of shares of preferred stock in the Corporation, with substantially similar rights and obligations. The spin-off was completed in November 2007.

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

Magnum d’Or Resources Inc. and Subsidiary
Notes to the Condensed Consolidated Financial Statements
December 31, 2008
(Unaudited)

These materials would then be manufactured into various retail rubber products. These license agreements were terminated on September 28, 2008 and replaced by new and more advanced technologies agreements developed by Sekhar Research Innovations of Malaysia.

During November 2009, the Company commenced production activities.  It has transitioned from a development stage company to an operating entity, operations are progressing forward, and the Company has begun to generate income.

Basis of Presentation

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts may differ from those estimates. These condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2008, are not necessarily indicative of results that may be expected for the fiscal year ending September 30, 2009. The condensed consolidated balance sheet information as of December 31, 2008 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The Company operates in one business segment, the development of re-cycling rubber tires into various rubber products. Significant accounting principles followed by the Company and the methods of applying those principles, which materially affect the determination of financial position and cash flows, are summarized below:

Consolidation Policy

The accompanying unaudited condensed consolidated financial statements include the accounts of Magnum d’Or Resources, Inc. and its wholly owned subsidiary, Magnum Recycling. Inter-company accounts and transactions have been eliminated.

Foreign Currency Adjustments

The Company’s functional currency for all operations worldwide is the U.S. dollar. Assets and liabilities are translated at exchange rates in effect at the end of the year. Equity accounts are translated at historical rates. Income statement accounts are translated at average rates for the year. Gains and losses from translations of foreign currency financial statements into U.S. dollars are reported as a separate component of stockholder’s deficit and comprehensive loss.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Equipment

Equipment is stated at cost. Depreciation has been computed using the straight-line method based upon estimated useful lives of ten years for production equipment and three to five years for software and computer equipment. Leasehold improvements are depreciated over the lesser of the remaining term of the lease, or the economic useful life.

Magnum d’Or Resources Inc. and Subsidiary
Notes to the Condensed Consolidated Financial Statements
December 31, 2008
(Unaudited)

Income Taxes

Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2008, is not material to its results of operations, financial condition or cash flows. The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2008, if recognized would not have a material effect on its effective tax rate. The Company further believes that there are no tax provisions for which it is more likely than not, based on current tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition, or cash flows.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company’s operations are progressing forward and the Company has begun to generate income. It has transitioned from a development stage company to an operating entity during the first fiscal quarter of 2009.  As a development stage company it generated an accumulated deficit of $8,562,779 and a stockholders deficit of $212,454 as of September 30, 2008. As of December 31, 2008 the Company has an accumulated deficit of $13,518,564 and a total stockholders deficit of $749,407.  Furthermore, the Company has a negative cash flow from operations of $116,690 for the three months ending December 31, 2008.

The future success of the Company is dependent on its ability to attain additional capital funds to purchase equipment and construct facilities to fulfill its current contractual commitments, and, ultimately attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

Reclassifications

Certain reclassifications have been made to the previously reported amounts to make them comparable to the 2008 presentation. These reclassifications were for the three months ended December 31, 2007 General and Administrative expenses, previously shown as $1,143,944, has been broken out as follows; $20,000 for officer compensation, $1,065,000 for consulting fees, $20,865 for legal and professional fees, $1,199 for general and administrative expenses, and $36,880 as interest expense.

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

Magnum d’Or Resources Inc. and Subsidiary
Notes to the Condensed Consolidated Financial Statements
December 31, 2008
(Unaudited)

Net Loss per Share

The net loss per share has been computed using the weighted-average number common shares outstanding during the three months ending December 31, 2008. Potentially dilutive convertible notes payable, options and warrants to purchase common stock aggregating 1,682,000 and 50,000 shares respectively, were outstanding and not considered because their effect would have been anti-dilutive.

Note 2 –Equipment and deposits on equipment

The Company placed equipment into service during the quarter ending December 31, 2008 totaling $304,982. In addition, the Company entered into a contract with a Malaysian company that specializes in developing rubber compounds (see Note 8), processing techniques, and specialized equipment for production of scrap rubber. Costs associated with this contract include certain amounts allocated to the development and purchase of equipment. The company made payments aggregating $516,529 through December 31, 2008 that have been included in the accompanying condensed consolidated balance sheet as deposits for equipment. Advance payments made will be credited to the total price.

	December 31,	September 30,
	2008	2008

Equipment:
Production equipment	$980,210	$675,719
Office equipment	1,153	1,325
Leasehold improvements	11,387	10,807

Total equipment	992,750	687,851
Less: accumulated depreciation	(9,379)	(222)

Equipment, net	$983,372	$687,629

Depreciation and amortization expense totaled $9,239 and $0 for the three months ended December 31, 2008 and 2007, respectively.

Note 3 – Notes Payable, Accrued Interest and Stockholder loans

8 % Convertible Note Payable

On January 12, 2007, the Company issued a $50,000 convertible promissory note with an individual with interest payable semi-annually at the rate of 8%. This note matured on January 31, 2008.  The Company received an extension from the note holder on May 19, 2008, to extend the maturity of this note until November 19, 2008, with the same terms as the original note. The Company received a further extension from the note holder on February 5, 2009, to extend the maturity of this note until April 19, 2009, with the same terms as the original note. Accrued interest payable on this note as of December 31, 2008 was $7,852.

Magnum d’Or Resources Inc. and Subsidiary
Notes to the Condensed Consolidated Financial Statements
December 31, 2008
(Unaudited)

12% Notes Payable

During fiscal 2008, the Company issued an aggregate of $1,382,000 promissory notes with unrelated individuals all with interest payable at the rate of 12% per annum. These notes all mature in October 2009 thru November 2010, and are therefore recorded as notes payable in the accompanying consolidated balance sheet. The notes are general unsecured obligations of the Company and have accrued interest payable as of December 31, 2008 of $76,348 which is recorded in accrued interest in the accompanying consolidated balance sheet.

During October and November 2008, the Company issued an aggregate of $300,000 promissory notes with unrelated individuals all with interest payable at the rate of 12% per annum. These notes all mature in October thru November 2010, and are therefore recorded as long term debt in the accompanying consolidated balance sheet. The notes are general unsecured obligations of the Company and have accrued interest payable as of December 31, 2008 of $6,523 which is recorded in accrued interest in the accompanying consolidated balance sheet.

The aggregate value of the warrants issued in connection with the 12% Notes were valued at $193,249 using the Black Scholes pricing model using the following assumptions; risk-free interest rates ranging from 3.54% to 4.04%; dividend yield of 0%; volatility factors of expected market price of common stock ranging from 296.4% to 323.0%; and an expected lives of 1.92 to 2.0 years. The values of the warrants are considered as debt discount and are being amortized over the term of the Notes. For the three months ending December 31, 2008, $10,335 of the debt discount have been amortized and included in the accompanying consolidated statements of operations and comprehensive loss.

In conjunction with the issuance of the $1,682,000 promissory notes, the Company issued to these note-holders warrants (see Note 7) to purchase 1,682,000 shares of common stock at an exercise price of $1.00 per share. These warrants can be exercised at anytime for up to two years from the dates of the note issuances.

Loans from Stockholder

The Company was advanced $87,690 from a stockholder and former officer during the quarter. The advances are general unsecured obligations of the Company and accrue interest at 8%.  Total funds loaned to the Company to date total $251,032.  Interest accrued for the quarter totaled $4,285, with an aggregate to date accrued interest of $6,375. This amount is included as accrued interest in the accompanying consolidated balance sheet. These loans are due December 31, 2010 and are recorded as long term debt in the accompanying consolidated balance sheet.

Note 4 – Common Stock

During October 2008, the Company issued an aggregate of 52,500 shares of common stock for consulting services valued at $28,925. The common stock was issued in place of cash payments, and was valued at prices ranging from $0.53 to $0.64 per share, based on the closing market prices on the date the Board of Directors authorized these issuances.

During November 2008, the Company issued an aggregate of 29,492,000 shares of common stock for consulting services and bonuses valued at $4,422,100. The common stock was issued in lieu of cash payments, and was valued at prices based on the closing market prices on the date the Board of Directors authorized these issuances.

During December 2008, the Company issued an aggregate of 10,000 shares of common stock for legal services valued at $4,500. The common stock was issued in place of cash payments, and was valued at $0.45 per share, based on the closing market prices on the date the Board of Directors authorized these issuances.

Note 5 –Consulting Agreements

Other Consulting Agreements

Magnum d’Or Resources Inc. and Subsidiary
Notes to the Condensed Consolidated Financial Statements
December 31, 2008
(Unaudited)

The continuation of other agreements with independent financial and business advisors continued through the reporting period. These consultants provide strategic relationships with several business development resources, and such other business matters as deemed necessary by Company management.  The terms of these agreements range from six months to several years. Under the terms of several of these agreements the company shall from time to time, pay to the consultant such compensation as shall be mutually agreed to between the parties. Under the terms of others, these agreements specify a fixed obligation by the company to pay the consultant, either in cash or company stock, at the discretion of the Company. Under the terms of these agreements, the consultants received 1,042,500 shares of common stock from the Company’s 2007 Consultant Stock Option, SAR and Stock Bonus Plan. The total value of the services was $172,525 which was recorded as consulting expense in the accompanying condensed consolidated statement of operations and comprehensive loss for the three months ended December 31, 2008.

During December 2008, the Company commenced with the consulting portion of a broader agreement entered into in October 2008.  The agreement calls for a monthly advisory fee of $7,000 to a consultant.

Note 6 – Warrants

The following table summarizes certain information about the Company’s stock purchase warrants (including the warrants discussed in Note 3).

	Number of	Weighted Avg.
	Warrants	Exercise Price
Warrants outstanding, September 30, 2008	1,382,000	$1.00
Warrants granted during reporting period	300,000	$1.00
Warrants exercised during reporting period	0	0
Warrants expired/cancelled during reporting period	0	0

Warrants outstanding, December 31, 2008	1,682,000	$1.00

At December 31, 2008 the price of the Company’s common stock was less than the exercise price of all the warrants, and therefore there was no intrinsic value.

Note 7 – Commitments and Contingencies

License and royalty agreement

In October 2008, the Company entered into an agreement with a Malaysian company that specializes in developing rubber compounds, processing techniques, and specialized equipment for processing scrap rubber and producing specialty compounds. License, patent, and royalty expenses associated with this contract include payments aggregating $66,106 through December 31, 2008 and have been included in the accompanying condensed consolidated statement of operations and comprehensive loss as operating expenses.

Note 8 -  Operating and Capital Leases

The Company entered into a building lease agreement on September 1, 2008 to lease 98,535 square feet of a commercial building in Magog, Canada for the purpose of processing scrap rubber and tires. The term of this lease is five years, with annual rent equal to $2.17 per square foot (approximately $213,600, or $17,803 per month) for the first year, with annual base rent escalations of $.96 per square foot, resulting in annual rent in the fifth year of $ 6.02 per square foot (approximately $593,400, or $49,452 per month). The Company is also responsible for real estate taxes, utilities and other general maintenance of the premises.

On October 9, 2008 the Company entered into an equipment lease agreement for a forklift to transfer materials within its facility in Magog, Canada. The lease calls for 60 equal payments of $581 with a buyout provision of $1 at the lease completion. This lease was recorded as a capital lease.

Magnum d’Or Resources Inc. and Subsidiary
Notes to the Condensed Consolidated Financial Statements
December 31, 2008
(Unaudited)

On December 9, 2008 the Company entered into an equipment lease agreement for a loader truck to transfer materials within and external to its facility in Magog, Canada. The lease calls for 60 equal payments of $1,318 with a residual buyout provision of 25% at the lease completion. This lease was recorded as a capital lease.

Minimum future lease payments as of December 31, 2008 are payable as follows:

Year Ending	Operating Lease	Capital Leases

September 30, 2009	$221,546	$18,251
September 30, 2010	316,494	22,786
September 30, 2011	411,443	22,786
September 30, 2012	506,391	22,786
September 30, 2013	543,975	22,786

	$1,999,849	$109,395

Lease expenses for the quarter ending December 31, 2008 were $86,414 for rent expense.

Note 9 - Subsequent Events

During January 2009, the Company issued an aggregate of 10,000 shares of common stock for legal services valued at $4,450. The common stock was issued in place of cash payments, and was valued at $0.445 per share, based on the closing market prices on the date the board of directors authorized these issuances.

During February 2009, the Company issued an aggregate of 345,000 shares of common stock for consulting and legal services valued at $155,100. The common stock was issued in place of cash payments, and was valued between $0.45 and $0.51 per share, based on the closing market prices on the date the board of directors authorized these issuances.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Information

This quarterly report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. See our annual reports on Form 10-K for the years ended September 30, 2008 and 2007.

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

The Company’s on going business strategy is to secure source raw materials and process them into useable value added substrates and supply them to a variety of manufactures as well as develop it’s own market for retail end use eco-friendly products. The Company currently utilizes its licensed patented processes to disintegrate scrap tires, remove fibers and metal wire, and produce crumb rubber sorted into different mesh sizes to be recycled into various rubber products.

The Company will accomplish expansion and controlled growth through construction of new facilities and acquisition of other established facilities, then integrate its technologically advanced processes and techniques to process and produce these materials. The Company also intends to establish technical facilities for research and development or seek strategic alliances with educational institutions and research firms to maintain and further advance its technological edge in its targeted markets.

Overview

In November 2008, the Company began production and transitioned from a development stage company into a production company. Deliverables and receivables have steadily increased each month since production commenced.

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

Results of Operations

The following discussion and analysis summarizes the results of operations of the Company for the three-month periods ended December 31, 2008 and 2007.

Comparison of the three months ended December 31, 2008 and 2007

The Company incurred continuing losses due to activities associated with purchasing, installing, and testing equipment for its targeted business activities.  Funds were also utilized for making modifications and leasehold improvements necessary to accommodate operating equipment and personnel.  Expenses during the quarter specifically included design activities, equipment procurement, facility modifications, installation activities, testing, financing, marketing, and employment expenditures.

During its fiscal years ended September 30, 2008 and 2007, the Company had no revenues; however, the Company commenced operations in late November and has begun to accrue receivables.

For the three month period ended December 31, 2008 compared to the three month period ended December 31, 2007, the Company had a comprehensive loss of $5,109,155 versus a loss of $1,111,050, respectively, equating to a 360% increase in net loss. The increased loss was due to issuance of stock for bonuses/compensation and higher operating expenses associated with the start-up of the Company’s Magog, Canada facility. These increased costs included compensatory bonus disbursals for consultants, officers and directors, higher legal and professional costs, larger general and administrative expenses, facility rent, equipment leases, royalty payments, and accrued interest expense.  These costs are further delineated as follows:

For the three month period ended December 31, 2008 compared to the three month period ended December 31, 2007, the Company experienced the following changes respectively; Officer compensation increased 1993% to $418,612 from $20,000; consulting fees increased 286% from $1,065,200 to $4,138,540; legal and other professional fees increased 358% from $20,865 to $95,571; general and administrative expenses increased 3365% from $1,199 to $41,544; and, interest expense increased 207% from $36,880 to $113,042.

During the first fiscal quarter ended December 31, 2008 the Company had a net loss of $0.16 per share compared to a net loss of $0.18 per share during the same period in 2007.

Liquidity and Capital Resources

At December 31, 2008, the Company had total assets of $1,615,746, comprised of $5,647 in receivables, $85,195 in prepaid expenses, $983,372 in property and equipment, and $541,159 in equipment and utility deposits.  In addition, the company has a working capital deficit of $1,190,556, and showed $116,690 of net cash used in operating activities.

In contrast, the Company reported no assets and a working capital surplus of $288,489 on September 30, 2008. The increase in assets is due primarily to the acquisition of equipment and the decrease in capital deficit is due to debt financing activities.

The Company must currently rely on corporate officers, directors and outside investors in order to meet its budget. If the Company is unable to obtain financing from any of one of these aforementioned sources, the Company would not be able to complete its financial obligations.

Management is currently looking for additional capital to fund operations and complete our corporate objectives. The Company expects to carry out its plan of business. In addition, we may engage in joint venture activities with other companies. The Company cannot predict the extent to which its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by its operating losses. The Company has previously, and is currently, engaged in discussions concerning potential business acquisitions, joint ventures, and other collaborative arrangements.

Limited commitments to provide additional funds have been made by management and other shareholders. We cannot provide any assurance that any additional funds will be made available on acceptable terms or in timely fashion.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

Many large competitors have significant research and development budgets, marketing staffs, financial resources and access to other resources which far surpass the current resources of the Company. Several such competitors are currently attempting to develop and introduce similar recycled materials. The Company must also compete in the raw materials market with certain other recyclers currently manufacturing recycled materials intended for similar applications. Few of such recyclers, to the Company’s knowledge, have achieved significant commercial acceptance to date.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures.

 Our management evaluated, with the participation of our Chief Executive Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are not adequate to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. These matters persist despite our having developed and partially implemented a plan to ensure that all information will be recorded accurately, processed effectively, summarized promptly and reported on a timely basis. Our plan to date has involved, in part, reallocation of responsibilities among officers, including the hiring of a new accounting consultant who is a Certified Public Accountant. One of several specific additional steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our Chairman of the Board, who are charged with implementing and/or carrying out our plan. It should also be noted that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report of Internal Control over Financial Reporting

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

Critical Accounting Policies and Use of Estimates

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

Accounting for stock options

We believe that it is important for investors to be aware that there is a high degree of subjectivity involved in estimating the fair value of stock-based compensation, that the expenses recorded for stock-based compensation in the Company’s financial statements may differ significantly from the actual value (if any) realized by the recipients of the stock awards, and that the expenses recorded for stock-based compensation will not result in cash payments from the Company.

MAGNUM D’OR RESOURCES, INC. AND SUBSIDIARY
Quarterly Report for the period Ended December 31, 2008
(Unaudited)
PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have initiated.

Item 1(A).  Risk Factors

Financial Position of the Company, Working Capital Deficit; Report of Independent Auditors

The Company generated no earned revenue since its inception through November, 2008; however, the Company commenced production activities in  late November 2008, shipped its first billable products in December 2008, and thus recognized its first operating income accordingly. The Company has not yet generated sufficient operating income from operations, nor is there any assurance that the Company will achieve future revenue levels and operating efficiencies to support existing operations, generate positive cash flow from operations or recover its proposed investment in its property, plant and equipment. The Company expects to show continued losses through the first half of calendar 2009 and there can be no assurance that such losses will not continue thereafter. The success of the Company’s operations are largely dependent upon its ability to establish and improve operating efficiencies and overall production capacity, generate substantial sales revenues and generate adequate cash-flows from operations. The Company’s operations are subject to numerous risks associated with the establishment of its business, including lack of adequate financing sources and competition from numerous large, well-established and well-capitalized competitors. In addition, the Company has in the past and may again in the future encounter unanticipated problems, including manufacturing, distribution and marketing difficulties, some of which may be beyond the Company’s financial and technical abilities to resolve. The failure to adequately address such difficulties could have a materially adverse effect on the Company’s prospects.

The independent accountant’s report on the Company’s financial statements for the 10-K annual fiscal period ended September 30, 2008, contains an explanatory paragraph regarding the Company’s ability to continue as a going concern.

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

MAGNUM D’OR RESOURCES, INC. AND SUBSIDIARY
Quarterly Report for the period Ended December 31, 2008
(Unaudited)
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

General Economic Conditions

The financial success of the Company’s operations may be sensitive to adverse changes in general economic conditions, such as inflation, unemployment, and the cost of borrowing.  These changes could cause the cost of the Company’s products to rise faster than it can raise prices.  The Company has no control over any of these changes.

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

MAGNUM D’OR RESOURCES, INC. AND SUBSIDIARY
Quarterly Report for the period Ended December 31, 2008
(Unaudited)

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

MAGNUM D’OR RESOURCES, INC. AND SUBSIDIARY
Quarterly Report for the period Ended December 31, 2008
(Unaudited)

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

The Company expects to be able to incorporate substantially all majority of the waste feedstock it receives into its manufacturing and reclamation process without significant waste disposal problems of its own. However, its current supply source is relatively homogeneous and consistent, and there can be no assurance that in the future continuing regulations will not adversely affect the Company’s operations or require the introduction of costly additional manufacturing or waste disposal processes.

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

MAGNUM D’OR RESOURCES, INC. AND SUBSIDIARY
Quarterly Report for the period Ended December 31, 2008
(Unaudited)

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended December 31, 2008, the Company issued an aggregate of 35,822,500 shares of common stock for consulting services, legal services, incentives, and bonuses to Officers of the Company, consultants and employees. During this same time frame the Company retired 8,268,000 common shares, for a net issuance of 27,554,500 common shares of Company stock.  Of the net issued, 25,982,000 shares, or 94.3% were issued to insiders and affiliates as restricted securities and in accordance with SEC Rule 144. The common stock issued was valued at prices ranging from $0.15 to $0.70 per share, based on the closing market prices on the date the board of directors authorized the issuances.

During October 2008, the Company issued an aggregate of 52,500 shares of common stock for consulting services valued at $28,925. The common stock was issued in place of cash payments, and was valued at prices ranging from $0.53 to $0.64 per share, based on the closing market prices on the date the board of directors authorized these issuances.

During December 2008, the Company issued an aggregate of 10,000 shares of common stock for legal services valued at $4,500. The common stock was issued in place of cash payments, and was valued at $0.45 per share, based on the closing market prices on the date the board of directors authorized these issuances.

During January 2009, the Company issued an aggregate of 10,000 shares of common stock for legal services valued at $4,450. The common stock was issued in place of cash payments, and was valued at $0.445 per share, based on the closing market prices on the date the board of directors authorized these issuances.

During February 2009, the Company issued an aggregate of 345,000 shares of common stock for consulting and legal services valued at $155,100. The common stock was issued in place of cash payments, and was valued between $0.45 and $0.51 per share, based on the closing market prices on the date the board of directors authorized these issuances.

Item 3.  Defaults Upon Senior Securities

N/A

Item 4.  Submission of Matters to a Vote of Security Holders

N/A

MAGNUM D’OR RESOURCES, INC. AND SUBSIDIARY
Quarterly Report for the period Ended December 31, 2008
(Unaudited)

Item 5.  Other Information

The Company is presently exploring joint ventures, strategic alliances, and acquisition opportunities to forward its business plan and aid in its growth and expansion.  The Company is also currently negotiating for the acquisition of rubber raw materials, agreements with key vendors, labor and transportation.

On October 7, 2008 the Company appointed Michel Boux, Vice President of Canadian Operations, to fill a vacancy on the Board of Directors.

Mr. Boux was appointed as a director of the Company on October 7, 2008, to fill a vacancy on the Board of Directors, and was also appointed as the Vice President – Canada Operations of the Company.  From August 2004 to October 2008, Mr. Boux had been employed as an independent consulting engineer, including rubber recycling operations.  From June 2001 to July 2004, Mr. Boux was a process engineer with TPS Inc. in Quebec, Canada.  From June 1990 to June 2000, he was a process engineer with Plasma Controle Inc. in Quebec, Canada.  Mr. Boux graduated from Seminaire de Sherbrook in 1977 with a bachelor degree in Health Science, and graduated from the Universite de Sherbrok with a BS degree in biology in 1981.  In 1986, he received a bachelor degree in mining engineering from Laval University in Quebec, Canada.

Also during October, 2008, Magnum d’Or Resources, Inc. (“Magnum”) entered into an agreement with Gopinath B. Sekhar, Regal Carriage Sdn Bhd, Sekhar Research Innovations Sdn Bhd, a Malaysia business corporation (“Sekhar”), to operate in partnership with Magnum to own and develop various rubber technologies and elastic compounds, and to develop further rubber business together.

MAGNUM D’OR RESOURCES, INC.
Exhibits

Item 6.  Exhibits

Exhibit No.

10.1	Exclusive License Agreement with Spreelast A.G. is hereby incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K dated January 2, 2008.

10.2	Exclusive Distribution Agreement with Artech Recyclingtechnik GmbH is hereby incorporated herein by reference to Exhibit 99.1 of the Company’s Form 8-K dated January 23, 2008.

10.3	Termination of Agreements with Spreelast A.G. and Artech Recyclingtechnik GmbH is hereby incorporated herein by reference to Exhibit 10 of the Company’s Form 8-K dated September 30, 2008.

10.4	Closure of $1,000,000 Private Placement Offering is hereby incorporated herein by reference to Exhibit 10 of the Company’s Form 8-K dated October 1, 2008.

10.5	Closure of $382,000 Private Placement Offering is hereby incorporated herein by reference to Exhibit 10 of the Company’s Form 8-K dated October 1, 2008.

10.6	Appointment of New Director is hereby incorporated herein by reference to Exhibit 10 of the Company’s Form 8-K dated October 15, 2008.

10.7
Agreement to Jointly Develop, License, and Operate Various Rubber Technologies and Equipment with Malaysian Partner is hereby incorporated herein by reference to Exhibit 10 of the Company’s Form 8-K dated October 17, 2008.

Exhibit 31	Certification of the Chief Executive Officer and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of the Chief Executive Officer and chief financial officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

MAGNUM D’OR RESOURCES, INC.
Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 20, 2009

Magnum d’Or Resources, Inc.

By: /s/ Joseph J. Glusic
Joseph J. Glusic, Chief Executive Officer, President and Chief Financial Officer and Principal Accounting Officer