Form 10-Q
period 2009-03-31
Magnum dOr Resources Inc
filed 2009-05-19
CIK 1099963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________

Commission File Number: 000-31849

MAGNUM D’OR RESOURCES INC.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 49,688,637 shares as of May 18, 2009.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

MAGNUM D’OR RESOURCES INC. AND SUBSIDIARY
Quarterly Report for the period Ended March 31, 2009
(Unaudited)

MAGNUM D’OR RESOURCES INC. AND SUBSIDIARY
Quarterly Report for the period Ended March 31, 2009
(Unaudited)

PART I: FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MAGNUM D'OR RESOURCES, INC.
AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash	$160	$510,042
Accounts receivable	21,200	-
Prepaid expenses	57,727	36,228

Total Current Assets	79,087	546,270

Equipment, net	1,036,141	687,629

Other Assets:
Utility deposits	23,806	-
Deposits on equipment	499,228	131,042

Total Other Assets	523,034	131,042

TOTAL ASSETS	$1,638,262	$1,364,941

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Cash overdraft	$1,236	$-
Accounts payable and accrued expenses	990,319	295,012
Accrued interest	145,537	43,831
Current obligations under capital leases	14,044	-
Convertible 8% note payable	-	50,000
Current 12% notes payable, net of discounts of $153,014	846,986	-

Total Current Liabilities	1,998,122	388,843

Long term liabilities:
Loans from officers and stockholders	289,704	163,342
Non-current obligations under capital leases	74,791	-
Non-current 12% notes payable, net of discounts of $197,271
and $ 356,790, respectively	510,879	1,025,210

Total Long Term Liabilities	875,374	1,188,552

TOTAL LIABILITIES	2,873,496	1,577,395

COMMITMENTS AND CONTINGENCIES

Stockholders' Deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized,
10,000,000 issued and outstanding, respectively	10,000	10,000
Common stock, $.001 par value; 200,000,000 shares authorized,
46,751,637 and 16,117,137 issued and outstanding, respectively	46,752	16,117
Additional paid-in capital	13,165,692	8,351,065
Accumulated deficit	(14,236,050)	(8,562,779)
Accumulated other comprehensive loss	(221,628)	(26,857)
Total Stockholders' Deficit	(1,235,234)	(212,454)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,638,262	$1,364,941

See accompanying notes to the condensed consolidated financial statements

MAGNUM D'OR RESOURCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Sales	$19,464	$-	$25,111	$-

Cost of Sales	65,115	-	98,369	-

Gross Loss	(45,651)	-	(73,258)	-

Operating Expenses
Officer compensation, non-cash	129,706	82,609	548,318	102,609
Consulting fees, non-cash	180,937	185,000	4,319,478	1,250,000
Legal and professional fees	75,128	130,000	152,799	150,865
Legal fees, non-cash	13,750	-	31,650	-
General and administrative expenses	24,006	3,941	65,550	5,140
Rent	84,048	-	170,462	-
Royalties	18,620	79,025	43,835	79,025
Depreciation and amortization	28,534	-	37,773	-

Total Operating Expenses	554,729	480,575	5,369,865	1,587,639

Loss from Operations	(600,380)	(480,575)	(5,443,123)	(1,587,639)

Other Income (Expense)
Gain from spin off of subsidiary	-	-	-	32,894
Gain on settlement of debt	-	48,425	-	48,425
Miscellaneous income	4,738	-	4,738	-
Interest expense	(121,844)	(14,927)	(234,886)	(51,807)
Net other (expense) income	(117,106)	33,498	(230,148)	29,512

Net Loss	(717,486)	(447,077)	(5,673,271)	(1,558,127)

Other Comprehensive Loss
Loss from foreign currency translation	(41,401)	-	(194,771)	-

Comprehensive Loss	$(758,887)	$(447,077)	$(5,868,042)	$(1,558,127)

Net Loss Per Share - Basic and Diluted	$(0.02)	$(0.03)	$(0.15)	$(0.10)

Per Share Information:
Weighted Average Number of Shares
Outstanding - Basic and Diluted	46,119,193	16,184,317	37,948,250	15,884,703

See accompanying notes to the condensed consolidated financial statements

MAGNUM D'OR RESOURCES, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	March 31,
	2009	2008
Cash Flows from Operating Activities:
Net Loss	$(5,673,271)	$(1,558,127)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Stock issued for services and expenses	4,213,375	1,783,467
Stock issued for compensation expenses	375,000	-
Depreciation and amortization	37,774	-
Amortization of debt discount	123,182	41,350
Changes in operating assets and liablitites:
Accounts receivable	(21,264)	-
Prepaid expenses	(27,018)	-
Utility deposits	(23,629)	-
Accounts payable and accrued expenses	465,823	(266,547)
Accrued interest	110,266	-

Net cash flows (used in) provided by operating activities	(419,762)	143

Cash Flows from Investing Activities:
Purchases of equipment	(69,291)	-
Increase in equipment deposits	(398,662)	-

Cash flows used in investing activities	(467,953)	-

Cash Flows from Financing Activities:
Cash overdraft	1,268	-
Paymments on capital leases	2,434	-
Proceeds from issuance of notes payable	326,150	-
Proceeds from loans from stockholder	126,362	-

Cash flows provided by financing activities	456,214	-

Net (decrease) increase in cash	(431,501)	143

Effect of exchange rates on cash	(78,381)	-

Cash - Beginning of period	510,042	-

Cash - End of period	$160	$143

Supplementary Information
Interest Paid	$1,438	$14,927
Taxes Paid	$-	$-

The Company converted debt, accounts payable and interest
due to a shareholder to additional paid-in capital	$-	$1,763,467

Non-Cash Transactions
Conversion of notes payable for common stock	$58,560	$508,323
Exercise of stock option through reduction of accrued compensation	$50,000	$-
Common stock issued for accrued expenses	$31,650	$-
Equipment financed through capital lease obligations	$93,575	$-
Equipment financed through accounts payable	$347,094	$-

See accompanying notes to the condensed consolidated financial statements

Magnum d’Or Resources Inc. and Subsidiary
Notes to the Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies

Business Description

Magnum d’Or Resources, Inc. (the “Company”) is engaged in the business of providing modified sources of recycled rubber products, reconstituted rubber derivatives, and rubber powders to various distributors and manufacturers. It currently has one production facility located in Magog, Quebec, Canada.  It intends on developing additional facilities that produce various wholesale rubber products, reconstituted rubber powders, specialty blend malleable materials, thermoplastics and thermoplastics elastomers. The Company continues to execute its mission and business plan through expansion of its current facility and pursuit of new facilities through acquisition of other targeted assets.

The Company’s on going business strategy is to secure source raw materials and process them into useable value added substrates and supply them to a variety of manufacturers as well as develop its own market for retail end use eco-friendly products. The Company currently utilizes its licensed patented processes to disintegrate scrap tires, remove fibers and metal wire, and produce crumb rubber sorted into different mesh sizes to be recycled into various rubber products. It will continue to integrate its proprietary processes and techniques to current and future facilities to produce various materials. The Company also intends to establish technical facilities for research and development or seek strategic alliances with educational institutions and research firms to maintain and further advance its technological edge in its targeted markets.

Business History

The Company was incorporated on September 3, 1999, under the laws of the State of Nevada. Since its inception, the Company evolved through several transitions to its present mode. During its evolution, it operated as an internet information company, a junior resource mining company, and a business acquisition company. These ventures proved to be marginally effective.

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

During January 2007, the Company also announced that it planed to spin-off its wholly owned subsidiary, Sunrise Mining Corporation, to its stockholders of record at the close of business on January 23, 2007, in such manner that such stockholders shall own the same percentage of the stock of the Company. The Company had previously approved the issuance of all non-convertible voting preferred stock of Sunrise Mining Corporation to Sunrise Lighting Holding Limited in such manner that is comparable to the number of shares of preferred stock in the Corporation, with substantially similar rights and obligations. The spin-off was completed in November 2007.

In December 2007 the previously planned merger with Terra Elastomer Technologies S.L. was abandoned due to unexpected complexities, market financing interruptions and insurmountable cost considerations. Upon abandonment of the merger the Company acquired the licensing rights to a number of patents and processes previously incorporated into the “Terra” merger from subsidiaries of “Terra”, namely Spreelast AG and Artech Recyclingtechnik GmbH of Germany.  These patents and processes allowed rubber to be reconstituted, added to raw virgin rubber in various quantities, specially blended into various other polymers, and mixed into EPDM compounds. These agreements provided the Company with an array of technologies that would have potentially given it an edge in the rubber recycling industry in the U.S., Canada, and China. The Company planned on utilizing these licenses and patented processes to disintegrate scrap tires, remove fibers and metal wire from the resulting mulch, and produce crumb rubber material sorted into different mesh sizes. These materials would then be manufactured into various retail rubber products.

Magnum d’Or Resources Inc. and Subsidiary
Notes to the Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

Beginning January 2008 the Company commenced pursuit of financing options, sought out geographical locations, identified facilities, and ordered equipment required to forward its mission plan and institute its business model. In May 2008, after considerable research and discussion with various industry and governmental representatives it was decided to develop its first North American facility in the Province of Quebec in Canada.

On May 26, 2008, the company incorporated a new wholly owned subsidiary in the Province of Quebec, Canada, under the Canada Business Corporation Act called “Magnum Recycling Canada, Inc. / Recyclage Magnum Canada Inc. (“Magnum Recycling”). The purpose of forming Magnum Recycling was to own and operate recycling facilities in Quebec and eventually throughout Canada.

In September 2008 the Company entered into a facility lease agreement to lease a 98,535 square feet commercial building situated on approximately 10 acres of land in a technical park located in Magog, Quebec, Canada for the purpose of housing its equipment and processing scrap rubber and tires. The term of the lease is five years, with an option to purchase the land and structure at the discretion of the Company during the lease period.

On September 28, 2008 the Company terminated its license agreements with Spreelast and Artech Recyclingtechnik in exchange for what the Company believed was more advanced technologies developed by Sekhar Research Innovations (“SRI”) of Malaysia.

During October, 2008, Magnum d’Or Resources, Inc. (“Magnum”) entered into an agreement with Gopinath B. Sekhar, Regal Carriage Sdn Bhd, Sekhar Research Innovations Sdn Bhd, a Malaysia business corporation (“Sekhar”), to operate in partnership with Magnum to own and develop various rubber technologies and elastic compounds, and to develop further rubber business together (see Note 7). These new agreements gave the Company certain licensing rights to a number of patents and processes developed by SRI that allow rubber to be decomposed and processed into specialty blended powders and compounds. These agreements provided the Company with an array of technologies that it believes could revolutionize the rubber recycling industry throughout the world.

During November 2008, the Company commenced production activities at its facility in Magog, Quebec, Canada and transitioned from a development stage company to an operating entity.  Operations continue to progress forward while production remains flat awaiting additional equipment and capital investment.  The Company continues to generate income.

During the first quarter of 2009 the company undertook actions to identify and target potential acquisitions that met its growth strategy and operational needs.  As a result it entered negotiations for potential expansion funding and discussions with various U.S. landfill operators.

In March 2009, the Company signed a letter of understanding with the Simco Group of Quebec, Canada to provide $15,000,000 in working capital to advance its business plan and complete the expansion of its Magog production plant facility in Canada (see Note 7, “Financing agreement”). As of the date of this report the financing was yet to fund

Currently the Company is engaged in the business of providing modified sources of recycled rubber products, reconstituted rubber derivatives, and rubber powders to various distributors and manufacturers. It currently has one production facility located in Magog, Quebec, Canada.  It intends on developing additional facilities that produce various wholesale rubber products, reconstituted rubber powders, specialty blend malleable materials, thermoplastics and thermoplastics elastomers.

Basis of Presentation

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts may differ from those estimates. These condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2009, are not necessarily indicative of results that may be expected for the fiscal year ending September 30, 2009. The condensed consolidated balance sheet information as of September 30, 2008 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.

Magnum d’Or Resources Inc. and Subsidiary
Notes to the Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

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

Foreign Currency Translation

The accompanying condensed consolidated financial statements are presented in United States dollars (USD). The functional currency of the Company’s foreign subsidiary is the Canadian dollar (CND). Assets and liabilities of this foreign subsidiary are translated into United States dollars at currency exchange rates in effect at the end of the periods reported. Equity accounts are translated at historical rates corresponding to the date of transaction. Revenues and expenses are translated at average exchange rates in effect for the periods reported. Gains and losses resulting from translation of foreign subsidiary financial statements into U.S. dollars are included as a separate component of stockholders’ deficit. The exchange rates used are as follows:

Period Ending	March 31, 2009	September 30,		March 31, 2008
	(Unaudited)	2008		(Unaudited)

Exchange Rate (CND/USD)	0.7935	0.9397		N/A	*
3 Month Ave Exchange Rate (CND/USD)	0.8028	0.9606		N/A	*
6 Month Ave Exchange Rate (CND/USD)	0.8141	N/A	*	N/A	*

*  No Canadian transactions occurred for period specified

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

Income Taxes

The Company accounts for income tax using an asset and liability approach and allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will expire before either the Company is able to realize their benefits, or that future realization is uncertain.

Magnum d’Or Resources Inc. and Subsidiary
Notes to the Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

There has been no provision for U.S. federal, state, or foreign income taxes for any period because the Company has incurred losses in all periods and for all jurisdictions since inception.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has identified net deferred tax assets, made up of cumulative net operating loss carryforwards, however has also recorded a 100% valuation allowance for these deferred tax assets.

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern. The Company’s operations are progressing forward and the Company has begun to generate income. It transitioned from a development stage company to an operating entity during the first fiscal quarter of 2009.  As a development stage company it generated an accumulated deficit of $8,562,779 and a stockholders deficit of $212,454 as of September 30, 2008. As of March 31, 2009 the Company has a total accumulated deficit of $14,236,050 and a total stockholders deficit of $1,235,234.  Furthermore, the Company has a working capital deficit of $1,919,035 and a negative cash flow from operations of $419,762 for the six months ending March 31, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The future success of the Company is dependent on its ability to attain additional capital funds to purchase equipment and construct facilities to fulfill its current contractual commitments, and, ultimately attain future profitable operations (see Note 7). There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

Reclassifications

Certain reclassifications have been made to the previously reported amounts to conform to the Company's current period presentation, because the amounts broken out are either greater than 10% of the periods net loss or make  the financial statement more meaningful. Deposits on equipment totaling $131,042 for the fiscal year ended September 30, 2008 were reclassified from Prepaid expenses to Other Assets. The reclassification of General and Administrative expenses for the three months ended March 31, 2008, previously shown as $495,502, have been broken out as follows; $82,609 for officer compensation, $185,000 for consulting fees, $130,000 for legal and professional fees, $3,941 for general and administrative expenses, $79,025 for royalties, and $14,927 as interest expense. The reclassification of General and Administration expenses for the six months ended March 31, 2008, previously shown as $1,639,446, have been broken out as follows; $102,609 for officer compensation, $1,250,000 for consulting fees, $150,865 for legal and professional fees, $5,140 for general and administrative expenses, $79,025 for royalties, and $51,807 as interest expense.

Fair Value of Financial Instruments

The Company adopted SFAS No.157 effective October 1, 2008, with respect to fair value measurements of (a) non-financial assets and liabilities that are recognized or disclosed at fair value in the Company's financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. SFAS No. 157, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.

Magnum d’Or Resources Inc. and Subsidiary
Notes to the Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for similar assets or liabilities in active markets. Level 3 inputs are unobservable inputs for the asset or liability. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Stock Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees using SFAS No. 123R, and for all share-based payments granted based on the requirements of SFAS No. 123R. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF 00-18 “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

Net Loss per Share

The net loss per share has been computed using the weighted-average number common shares outstanding during the three and six months ending March 31, 2009. Potentially dilutive convertible notes payable, options and warrants to purchase common stock aggregating 1,682,000 were outstanding and not considered because their effect would have been anti-dilutive

Recent Accounting Pronouncements

During June 2008, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”), which is effective for fiscal years beginning after December 15, 2008. EITF 07-05 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which is the first part of the scope exception in paragraph 11(a) of FASB SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under paragraphs 6–9 of SFAS 133 is indexed to an entity's own stock, it is still necessary to evaluate whether it is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). Other applicable authoritative accounting literature, including Issues EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company Own Stock, and EITF 05-2, The Meaning of “Conventional Debt Instrument” in Issue No. 00-19, provides guidance for determining whether an instrument (or an embedded feature) is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument). EITF 07-05 does not address that second part of the scope exception in paragraph 11(a) of SFAS 133.

In December 2007, the FASB issued FASB Statement No. 141 (R), “Business Combinations” (FAS 141(R)), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business.  Statement 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Earlier adoption is prohibited.

Magnum d’Or Resources Inc. and Subsidiary
Notes to the Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

On April 1, 2009, the FASB approved FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends Statement 141(R) and eliminates the distinction between contractual and non-contractual contingencies. Under FSP FAS 141(R), an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria in SFAS No. 5, Accounting for Contingencies and Interpretation 14, “Reasonable Estimation of the Amount of a Loss – and interpretation of FASB Statement No. 5,” to determine whether the contingency should be recognized as of the acquisition date or after it.

The FASB recently announced that on July 1, 2009, the FASB Accounting Standards Codification is expected to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles, superseding existing FASB, AICPA, EITF, and related literature. After July 1, 2009, only one level of authoritative GAAP will exist, excluding the guidance issued by the Securities Exchange Commission (“SEC”). The codification does not change GAAP; instead, it introduces a new structure – arranged within topics, subtopics, sections, and subsections.

In December 2008, the FASB approved FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. These disclosures include how investment allocation decisions are made, information about major categories of plan assets, significant concentrations of risks within plan assets, and fair value measurements of plan assets. Our effective date is September 30, 2009. We are not required to present the disclosures for prior periods.

On April 9, 2009, the FASB approved FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment.

FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with Statement 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. We are required to adopt this FSP for our interim and annual reporting periods ending after June 15, 2009. This FSP does not require disclosures for periods presented for comparative purposes at initial adoption. This FSP requires comparative disclosures only for periods ending after initial adoption.

FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We are required to adopt this FSP for our interim and annual reporting periods ending after June 15, 2009. This FSP does not require disclosures for periods presented for comparative purposes at initial adoption. This FSP requires comparative disclosures only for periods ending after initial adoption.

On April 9, 2009, the FASB also approved FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments in interim period financial statements of publicly traded companies and in summarized financial information required by APB Opinion No. 28, Interim Financial Reporting. We are required to adopt this FSP for our interim and annual reporting periods ending after June 15, 2009. This FSP does not require disclosures for periods presented for comparative purposes at initial adoption. This FSP requires comparative disclosures only for periods ending after initial adoption.

Magnum d’Or Resources Inc. and Subsidiary
Notes to the Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

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

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s results of operations, financial position, or cash flows.

Note 2 –Equipment and Deposits on equipment

Equipment placed into service by the Company during the six month period ending March 31, 2009 totaled $385,296. In addition, the Company entered into a contract with a Malaysian company that specializes in developing rubber compounds (see Note 8), processing techniques, and specialized equipment for production of scrap rubber. Costs associated with this contract include certain amounts allocated to the development and purchase of equipment. The Company made payments aggregating $499,228 through March 31, 2009 that have been included in the accompanying condensed consolidated balance sheet as Deposits for equipment. These payments made will be credited to the total price.

	March 31, 2009	September 30, 2008
	(Unaudited)
Equipment:
Production equipment	$1,058,664	$675,719
Office equipment and furniture	2,583	1,320
Leasehold improvements	11,895	10,807

Total equipment	1,073,142	687,846
Less: accumulated depreciation	(37,001)	(217)

Equipment, net	$1,036,141	$687,629

Depreciation and amortization expense totaled $28,294 and $37,773 for the three and six months ended March 31, 2009, respectively.

Note 3 – Notes Payable, Accrued Interest and Stockholder loans

8 % Convertible Note Payable

On January 12, 2007, the Company issued a $50,000 convertible promissory note with an individual with interest payable semi-annually at the rate of 8%. This note matured on January 31, 2008.  The Company received an extension from the note holder on May 19, 2008, to extend the maturity of this note until November 19, 2008, with the same terms as the original note. The Company received a further extension from the note holder on February 5, 2009, to extend the maturity of this note until April 19, 2009, with the same terms as the original note. On February 20th the Company received the request to convert the note to common stock in accordance with the provisions outlined in the issued promissory note, which determined the conversion price to be $0.2525. Based on this conversion rate, 198,050 shares of common stock were issued. Accrued interest payable on this note as of the conversion date totaled $8,559, and was also converted to stock.  Based on a conversion rate of $0.505, 16,950 shares of common stock were issued (also see Note 4).

Magnum d’Or Resources Inc. and Subsidiary
Notes to the Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

The conversion provisions state that the holder of the note may not convert any portion of the note, which if converted would result in the holder owner more than 4.9% of the issued and outstanding shares of the Company at the time of such conversion. This anti-dilutive provision did not have to be enforced as a result of these conversions.

12% Notes Payable

During fiscal 2008, the Company issued an aggregate of $1,382,000 promissory notes with unrelated individuals all with interest payable at the rate of 12% per annum. These notes all mature in October thru November 2009, and are therefore recorded as current debt in the accompanying consolidated balance sheet.  During three months ended December 31, 2008, the Company issued an aggregate of $300,000 promissory notes with unrelated individuals all with interest payable at the rate of 12% per annum. These notes all mature in October thru December 2010, and are therefore recorded as long term debt in the accompanying consolidated balance sheet. The notes are general unsecured obligations of the Company and have accrued interest payable as of March 31, 2009 of $133,687 which is recorded in accrued interest in the accompanying condensed consolidated balance sheet.

In conjunction with the issuance of the $1,682,000 promissory notes, the Company issued to these note-holders warrants (see Note 7) to purchase 1,682,000 shares of common stock at an exercise price of $1.00 per share. These warrants can be exercised at anytime for up to two years from the dates of the note issuances.

The aggregate value of the warrants issued in connection with the 12% Notes were valued at $507,725 using the Black Scholes pricing model using the following assumptions; risk-free interest rates ranging from 3.54% to 4.04%; dividend yield of 0%; volatility factors of expected market price of common stock ranging from 296.4% to 323.0%; and an expected lives of 1.92 to 2.0 years. The values of the warrants are considered as debt discount and are being amortized over the term of the Notes. For the six months ending March 31, 2009, $123,182 of the debt discount has been amortized and included in the accompanying condensed consolidated statements of operations and comprehensive loss.

Also during the 3 months ended March 31, 2009 the Company was loaned additional operating funds by one of its note holders, aggregating $26,150. These loans were evidenced by a written note payable with similar terms to the 12% unsecured notes payable, but are payable at the discretion of the Company. No warrants were issued in conjunction with these loans. These loans along with accrued interest have been recorded in accrued interest and 12% notes payable in the accompanying condensed consolidated balance sheet.

Loans from Stockholder

The Company was advanced an additional $126,362 from a stockholder and former officer during the six months ended March 31, 2009. The advances are general unsecured obligations of the Company and accrue interest at 8%.  Total funds loaned to the Company to date total $289,704.  Interest accrued for the six months ended March 31, 2009 totaled $9,760, with an aggregate to date accrued interest of $11,850. This amount is included as accrued interest in the accompanying consolidated balance sheet. These loans are due December 31, 2010 and are recorded as long term debt in the accompanying condensed consolidated balance sheet.

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
March 31, 2009
(Unaudited)

During November 2008, the Company issued an aggregate of 29,492,000 shares of common stock for consulting services and bonuses valued at $4,422,100. The common stock was issued in lieu of cash payments, and was valued at prices based on the closing market prices on the date the Board of Directors authorized these issuances.

During December 2008, the Company issued 10,000 shares of common stock for legal services valued at $4,500. The common stock was issued in place of cash payments, and was valued at $0.45 per share, based on the closing market prices on the date the Board of Directors authorized these issuances.

During January 2009, the Company issued an aggregate of 10,000 shares of common stock for legal services valued at $4,450. The common stock was issued in place of cash payments, and was valued at $0.445 per share, based on the closing market prices on the date the board of directors authorized these issuances.

During February 2009, the Company issued 335,000 shares of common stock, valued at $150,750, in satisfaction of an option agreement that is part of a broader agreement to acquire various assets for the Company (see Note 7).  The remaining terms are currently under consideration and hold no additional liability for payments or penalties. The common stock issued was valued at $0.45 per share, based the closing market prices on the date the board of directors authorized these issuances.

Also during February 2009, the Company issued 215,000 shares of common stock, valued at $58,560, in accordance with the conversion privileges of a previously issued $50,000 promissory note plus accrued interest.

Also during February 2009, the Company issued 10,000 shares of common stock for legal services valued at $5,100. The common stock was issued in place of cash payments, and was valued at $0.51 per share, based on the closing market price on the date the Board of Directors authorized this issuance.

During March 2009, the Company issued 500,000 shares of common stock to its current Chief Executive Officer in accordance with his request to exercise stock options previously granted to him under terms of his employment agreement.  The stock option exercise price was equal to $0.10 per share. The grant price was based on the Company’s common stock closing price on the day of the grant. The entire number of stock options vested immediately upon their granting date of December 28, 2007. The cost to exercise the entire number of options totaled $50,000 and was paid for by the deduction of the executive’s accrued salary in the amount of $50,000.

Also during March 2009, the Company issued 10,000 shares of common stock for legal services valued at $4,200. The common stock was issued in place of cash payments, and was valued at $0.42 per share, based on the closing market price on the date the Board of Directors authorized this issuance.

Note 5 –Consulting Agreements

Other Consulting Agreements

During December 2008, the Company commenced with the consulting portion of an agreement entered into in October 2008 (see Note 7).  The agreement calls for a monthly advisory fee of $7,000 to a consultant.

The continuation of other agreements with independent financial and business advisors continued through the reporting period. These consultants provide strategic relationships with several business development resources, and such other business matters as deemed necessary by Company management.  The terms of these agreements range from six months to several years. Under the terms of several of these agreements the company shall from time to time, pay to the consultant such compensation as shall be mutually agreed to between the parties. Under the terms of others, these agreements specify a fixed obligation by the Company to pay consultants, either in cash or company stock, at the discretion of the Company (see Note 4).

Magnum d’Or Resources Inc. and Subsidiary
Notes to the Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

Note 6 – Warrants

The following table summarizes certain information about the Company’s stock purchase warrants (including the warrants discussed in Note 3).

	Number of	Weighted Avg.
	Warrants	Exercise Price

Warrants outstanding, September 30, 2008	1,382,000	$1.00
Warrants granted during reporting period	300,000	$1.00
Warrants exercised during reporting period	-	-
Warrants expired/cancelled during reporting period	-	-
Warrants outstanding, March 31, 2009	1,682,000	$1.00

At March 31, 2009 the price of the Company’s common stock was less than the exercise price of all the warrants, and therefore there was no intrinsic value.

Note 7 – Commitments and Contingencies

License and royalty agreement

In October 2008, the Company entered into an agreement with a Malaysian company that specializes in developing rubber compounds, processing techniques, and specialized equipment for processing scrap rubber and producing specialty compounds. License, patent, and royalty expenses associated with this contract include payments and accruals aggregating $84,166 through March 31, 2009 and have been included in the accompanying condensed consolidated statements of operations and comprehensive loss as operating expenses (see Note 5).

Financing agreement

Commitments to provide additional operating and expansion capital were secured in March 2009 through a private equity firm; however, the Company has not yet received funds associated with that commitment. The Company is confident that these funds will be made available in the near future, but the global financial crisis has essentially ceased the primary and secondary credit markets that companies depend on.

Pending agreement to acquire certain assets

In April 2009, the Company signed a letter of intent with Tire Recycling, Inc. of Hudson, Colorado to acquire all of its holdings and assets. Tire Recycling owns and operates a facility consisting of buildings, equipment, and inventory in excess of 30 million tires and is located on a parcel of 120 acres of commercially zoned land.

 Note 8 -  Operating and Capital Leases

The Company entered into a building lease agreement on September 1, 2008 to lease 98,535 square feet of a commercial building in Magog, Quebec, Canada for the purpose of processing scrap rubber and tires. The term of this lease is five years, with annual rent equal to $2.11 per square foot (approximately $207,900, or $17,325 per month) for the first year, with annual base rent escalations of $.94 per square foot, resulting in annual rent in the fifth year of $ 4.96 per square foot (approximately $427,600, or $43,396 per month). The Company is also responsible for real estate taxes, utilities and other general maintenance of the premises.

On October 9, 2008 the Company entered into an equipment lease agreement for a forklift to transfer materials within its facility in Magog, Quebec, Canada. The lease calls for 60 equal payments of $460.23 with a buyout provision of $1 at the lease completion. This lease is accounted for as a capitalized lease and recorded as obligations under capital leases in the accompanying condensed consolidated balance sheet.

Magnum d’Or Resources Inc. and Subsidiary
Notes to the Condensed Consolidated Financial Statements
March 31, 2009
(Unaudited)

On December 9, 2008 the Company entered into an equipment lease agreement for a loader truck to transfer materials within and external to its facility in Magog, Quebec, Canada. The lease calls for 60 equal payments of $1,046 with a residual buyout provision of 25% at the lease completion. This lease is accounted for as a capitalized lease and recorded as obligations under capital leases in the accompanying condensed consolidated balance sheet.

Minimum future lease payments as of March 31, 2009 are payable as follows:

Year Ending	Building Rent	Loader	Forklift

September 30, 2009	$138,457	$10,458	$4,142
September 30, 2010	263,883	12,550	5,523
September 30, 2011	342,070	12,550	5,523
September 30, 2012	420,258	12,550	5,523
September 30, 2013	427,588	12,550	5,523

	$1,592,256	$60,658	$26,234

Rent expense for the three and six months ending March 31, 2009 were $86,414 and $209,387, respectively.

Note 9 - Subsequent Events

Also on April 1, 2009, the Company issued an aggregate of 2,000,000 shares of common stock for consulting services valued at $700,000. The common stock was issued in place of cash payments, and was valued at $0.35 per share, based on the closing market prices on the date the board of directors authorized these issuances.

In addition, on April 24, 2009 the Company issued an aggregate of 10,000 shares of common stock for legal services valued at $8,200. The common stock was issued in place of cash payments, and was valued at $0.82 per share, based on the closing market price on the date this issuance.

Also during April 2009 the Company received requests to exercise an aggregate of 927,000 warrants for its common stock in accordance with previously issued warrant agreements. Therefore, on April 29, 2009 the Company issued 927,000 shares of common stock for the purchase price of $1.00 per share, as stipulated in the warrant agreements. At the same time $927,000 of debt was retired in exchange for payment of the shares that were issued.

MAGNUM D’OR RESOURCES, INC. AND SUBSIDIARY
Quarterly Report for the period Ended March 31, 2009

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Information

This quarterly report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. See our annual reports on Form 10-K(SB) for the years ended September 30, 2008 and 2007.

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

General

The Company is currently engaged in the business of providing modified sources of recycled rubber products, reconstituted rubber derivatives, and rubber powders to various distributors and manufacturers. It currently has one production facility located in Magog, Quebec, Canada and is pursuing expansion and development of additional facilities.

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

Overview

The Company was formed in September 1999 and has evolved to its present mode. During its evolution, its business models changed and the Company operated primarily as a shell as it pursued numerous opportunities. To date the Company has not generated a profit; however, it did transition from a development stage company to an operating entity in November 2008. The major turning point for the Company occurred in December 2006 when control of the Company was acquired for the purpose of creating a public recycling and material manufacturing company.

The Company currently processes discarded tires and scrap rubber into modified sources of recycled rubber products, reconstituted rubber derivatives, and rubber powders.  These products are then sold to various distributors and manufacturers. The Company has one production facility located in Magog, Quebec, Canada and is currently pursuing acquisition of additional facilities. Deliverables and receivables have steadily increased each month since production commenced.

MAGNUM D’OR RESOURCES, INC. AND SUBSIDIARY
Quarterly Report for the period Ended March 31, 2009

Summary of Significant Accounting Policies

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

This quarterly report on Form 10-Q is qualified in its entirety by the information included in the Company's annual report on Form 10-K for the year ended September 30, 2008, including without limitation, the financial statements and notes therein.

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

Recent Accounting Pronouncements

A description of recent accounting pronouncements is set forth under “Recent Accounting Pronouncements” in Note 1 of the Notes to the Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q, and such description is incorporated herein by reference. Such description contains all of the information required with respect thereto.

Results of Operations

The following discussion and analysis summarizes the results of operations of the Company for the three and six month periods ended March 31, 2009 and March 31, 2008 respectively.

It may be noted that the year-to-year period comparisons yield little if any analytical value since the Company transitioned into an operational entity during the first fiscal quarter.  Therefore, these comparisons are provided as a matter of proper presentation based on required format.  Conclusions drawn from these comparisons must be viewed with the knowledge that they essentially present completely separate operational scenarios that are not congruent to each other.

MAGNUM D’OR RESOURCES, INC. AND SUBSIDIARY
Quarterly Report for the period Ended March 31, 2009

The Company incurred continuing losses due to activities associated with operations, sales, and marketing activities in connection with its core business and manufacturing activities.  Funds were also utilized for the pursuit and due diligence costs associated with a business acquisition and associated professional services. Continuing costs were also incurred for engineering, equipment modifications, and leasehold improvements necessary to accommodate additional operating equipment and personnel at the Magog facility.  Expenses during the quarter specifically included professional services, design activities, permitting, equipment procurement, facility modifications, installation activities, testing, financing, marketing, and employment expenditures.

During its fiscal year ended September 30, 2008, the Company had no revenues; however, the Company commenced operations in late November and has generated income and has accrued receivables.

Comparison of sales for the three months ended March 31, 2009 to the three months ended December 31, 2008.

Sales for the three month period ending March 31, 2009 increased 245% over the previous quarter from $5,647 to $19,464.  Receivables also increased quarter over quarter by 275% from $5,647 to $21,200.

Cost of sales also increased 96% from $33,254 to $65,115 during the same periods reflecting increased costs associated with maintaining and servicing existing contract sales, as well as, pursuing other avenues of revenue.

Comparison of the three months ended March 31, 2009 and March 31, 2008

For the three month period ended March 31, 2009 compared to the three month period ended March 31, 2008, the Company had a comprehensive loss of $758,887 versus a loss of $447,077 respectively, equating to a 70% increase in net loss. The increased loss was due to higher operating expenses associated with the start-up of the Company’s Magog, Quebec, Canada facility. These increased costs included increased salary expense, higher general and administrative expenses, facility rent, depreciation allowances, increased interest expense, and loss due to currency fluctuations.  These costs are further delineated as follows:

For the three month period ended March 31, 2009 compared to the three month period ended March 31, 2008, the Company experienced the following changes respectively: officer compensation increased 57% to $129,706 from $82,609; consulting fees decreased 2% from $185,000 to $180,937; legal and other professional fees decreased 32% from $130,000 to $88,878; general and administrative expenses increased 509% from $3,941 to $24,006; rent expense increased from zero to $84,048; royalty costs decreased 76% from $79,025 to $18,620; depreciation expense increased from zero to $28,534;  and, interest expense increased 716% from $14,927 to $121,844.

During the first fiscal quarter ended March 31, 2009 the Company had a net loss of $0.02 per share compared to a net loss of $0.03 per share during the same period in 2008.

 Comparison of the six months ended March 31, 2009 and March 31, 2008

For the six month period ended March 31, 2009 compared to the six month period ended March 31, 2008, the Company had a comprehensive loss of $5,868,042 versus a loss of $1,558,127 respectively, equating to a 265% increase in comprehensive loss. The increased loss was due to higher operating expenses associated with the start-up of the Company’s Magog, Quebec, Canada facility. These increased costs included increased consulting fees, salary expense, higher general and administrative expenses, facility rent, depreciation allowances, increased interest expense, and loss due to currency fluctuations.  These costs are further delineated as follows:

For the six month period ended March 31, 2009 compared to the six month period ended March 31, 2008, the Company experienced the following changes respectively: officer compensation increased 434% to $548,318 from $102,609; consulting fees increased 246% from $1,250,000 to $4,319,476; legal and other professional fees increased 22% from $150,865 to $184,449; general and administrative expenses increased 1,175% from $5,140 to $65,550; rent expense increased from zero to $170,462; royalty costs decreased 45% from $79,025 to $43,835; depreciation expense increased fro zero to $37,773; and, interest expense increased 353% from $51,807 to $234,886.

MAGNUM D’OR RESOURCES, INC. AND SUBSIDIARY
Quarterly Report for the period Ended March 31, 2009

During the six month period ended March 31, 2009 the Company had a net loss of $0.15 per share compared to a net loss of $0.10 per share during the same period in 2008.

Liquidity and Capital Resources

At March 31, 2009, the Company had total assets of $1,638,262; consisting of $160 in cash, $21,200 in receivables, $57,727 in prepaid expenses, $1,036,141 in net  equipment, $23,806 in utility deposits, and $499,228 in equipment deposits.  In addition, the company has a working capital deficit of $1,919,035 and a negative $419,762 of cash flows from operating activities.

In contrast, the Company reported $1,364,941 in assets and a working capital surplus of $157,427 on September 30, 2008. The increase in assets is due primarily to the acquisition of equipment and the decrease in capital deficit is due to debt financing activities.

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates the continuation of the Company as a going concern. The Company’s operations are progressing forward and the Company has begun to generate income. It transitioned from a development stage company to an operating entity during the first fiscal quarter of 2009.  As a development stage company it generated an accumulated deficit of $8,562,779 and a stockholders deficit of $212,454 as of September 30, 2008. As of March 31, 2009 the Company has a total accumulated deficit of $14,236,050 and a total stockholders deficit of $1,235,234.  Furthermore, the Company has a working capital deficit of $1,919,035 and a negative cash flow from operations of $419,762 for the six months ending March 31, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company must currently rely on corporate officers, directors and outside investors in order to meet its budget. If the Company is unable to obtain financing from any of one of these aforementioned sources, the Company would not be able to complete its financial obligations.

Management is pursuing sources of additional capital to fund operations and complete corporate objectives. The Company expects to continue carrying out its plan of business. In addition, the Company may engage in joint venture activities with other companies. The Company cannot predict the extent to which its liquidity and capital resources will be diminished prior to the infusion of additional capital, the consummation of a business acquisition or joint venture, or whether its capital will be further depleted by its operating losses. The Company has previously, and is currently, engaged in discussions concerning potential business acquisitions, joint ventures, and other collaborative arrangements.

Commitments to provide additional operating and expansion capital were secured in March 2009 through a private equity firm; however, the Company has not yet received funds associated with that commitment. The Company is confident that these funds will be made available in the near future, but the global financial crisis has essentially ceased the primary and secondary credit markets that companies depend on. We cannot provide any assurance that any additional funds will be made available on acceptable terms or in timely fashion.

MAGNUM D’OR RESOURCES, INC. AND SUBSIDIARY
Quarterly Report for the period Ended March 31, 2009

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
Quarterly Report for the period Ended March 31, 2009

General Economic Conditions

The financial success of the Company’s operations may be sensitive to adverse changes in general economic conditions, such as inflation, unemployment, and the cost of borrowing. These changes could cause the cost of the Company’s production costs and raw material supplies to rise faster than it can raise prices. The Company has no control over any of these changes.

Item 4T.  Controls and Procedures

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

Our plan to date has involved, in part, reallocation of responsibilities among officers, including the hiring of a new accounting consultant who is a Certified Public Accountant. One of several specific additional steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including our Chief Executive Officer who is charged with implementing and carrying out our plan

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MAGNUM D’OR RESOURCES, INC. AND SUBSIDIARY
Quarterly Report for the period Ended March 31, 2009

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been initiated.

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

The independent accountant’s report on the Company’s financial statements in the Form 10-K for the annual fiscal period ended September 30, 2008, contains an explanatory paragraph regarding the Company’s ability to continue as a going concern.

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
Quarterly Report for the period Ended March 31, 2009

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
Quarterly Report for the period Ended March 31, 2009

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

MAGNUM D’OR RESOURCES, INC. AND SUBSIDIARY
Quarterly Report for the period Ended March 31, 2009

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
Quarterly Report for the period Ended March 31, 2009

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

During December 2008, the Company issued 10,000 shares of common stock for legal services valued at $4,500. The common stock was issued in place of cash payments, and was valued at $0.45 per share, based on the closing market price on the date the board of directors authorized this issuance.

During January 2009, the Company issued 10,000 shares of common stock for legal services valued at $4,450. The common stock was issued in place of cash payments, and was valued at $0.445 per share, based on the closing market price on the date the board of directors authorized this issuance.

During February 2009, the Company issued 335,000 shares of common stock, valued at $150,750, in satisfaction of an option agreement that is part of a broader agreement to acquire various assets for the Company. The common stock issued was valued at $0.45 per share, based on the closing market price on the date the board of directors authorize this issuance.

Also during February 2009, the Company issued 215,000 shares of common stock, valued at $58,560, in accordance with the conversion privileges of a previously issued $50,000 promissory note plus accrued interest.

Also during February 2009, the Company issued 10,000 shares of common stock for legal services valued at $5,100. The common stock was issued in place of cash payments, and was valued at $0.51 per share, based on the closing market price on the date the Board of Directors authorized this issuance.

During March 2009, the Company issued 500,000 shares of common stock to its current Chief Executive Officer in accordance with his request to exercise stock options previously granted to him under terms of his employment agreement.  The stock option exercise price was equal to $0.10 per share. The grant price was based on the Company’s common stock closing price on the day of the grant. The entire number of stock options vested immediately upon their granting date of December 28, 2007. The cost to exercise the entire number of options totaled $50,000 and was paid for by the deduction of the executive’s accrued salary in the amount of $50,000.

MAGNUM D’OR RESOURCES, INC. AND SUBSIDIARY
Quarterly Report for the period Ended March 31, 2009

Also during March 2009, the Company issued an aggregate of 10,000 shares of common stock for legal services valued at $4,200. The common stock was issued in place of cash payments, and was valued at $0.42 per share, based on the closing market price on the date the Board of Directors authorized this issuance.

During April 2009, the Company issued 2,000,000 shares of common stock for consulting services valued at $700,000. The common stock was issued in place of cash payments, and was valued at the closing market price on the date the board of directors authorized this issuance.

Also during April 2009, the Company issued an aggregate of 10,000 shares of common stock for legal services valued at $8,200. The common stock was issued in place of cash payments, and was valued at $0.82 per share, based on the closing market price on the date the board of directors authorized this issuance.

Also during April 2009, the Company issued 927,000 shares of common stock, valued at $927,000 in accordance with the exercise of warrants previously issued with $927,000 of promissory notes that were concurrently retired.

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

MAGNUM D’OR RESOURCES INC.
Exhibits

Item 6.  Exhibits

Exhibit No.

Exhibit 31	Certification of the Chief Executive Officer and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of the Chief Executive Officer and chief financial officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

MAGNUM D’OR RESOURCES INC.
Exhibits
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 18, 2009
Magnum d’Or Resources, Inc.

By: /s/ Joseph J. Glusic
Joseph J. Glusic, Chief Executive Officer, President and Chief Financial Officer and Principal Accounting Officer