Form 10-Q
period 2009-06-30
Magnum dOr Resources Inc
filed 2009-08-19
CIK 1099963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 61,407,237 shares as of August 18, 2009.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

MAGNUM D’OR RESOURCES INC. AND SUBSIDIARIES
Quarterly Report for the period Ended June 30, 2009
(Unaudited)

MAGNUM D’OR RESOURCES INC. AND SUBSIDIARIES
Quarterly Report for the period Ended June 30, 2009
(Unaudited)

PART I: FINANCIAL INFORMATION

ITEM 1.  Financial Statements

MAGNUM D'OR RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2009	2008
ASSETS	Unaudited
Current Assets:
Cash	$116,716	$510,042
Accounts receivable	32,166	-
Prepaid expenses	102,841	36,228

Total Current Assets	251,723	546,270

Equipment, net	1,473,888	687,629

Other Assets:
Utility deposits	25,966	-
Pending asset acquisition	7,418,283	-
Deposits on equipment	571,920	131,042

Total Other Assets	8,016,169	131,042

TOTAL ASSETS	$9,741,780	$1,364,941

LIABILITIES AND STOCKHOLDERS' EQUITY( DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$1,245,212	$295,012
Accrued interest	227,283	43,831
Advances from stockholders	691,000	-
Current obligations under capital leases	14,436	-
Current 8% notes payable	-	50,000
Current 6% installment note payable	1,000,000	-
Current 4% installment notes payable	1,179,622	-
Current 9.75% notes payable, net of discounts of $1,073,456	2,026,544	-
Current 12% notes payable, net of discounts of $26,592	299,558	-

Total Current Liabilities	6,683,655	388,843

Long Term Liabilities:
Loans from stockholder	289,704	163,342
Non-current 4% installment notes payable	1,228,481	-
Non-current obligations under capital leases	78,242	-
Non-current 12% notes payable, net of discounts of $228,238
and $356,790, respectively	324,062	1,025,210

Total Long Term Liabilities	1,920,489	1,188,552

TOTAL LIABILITIES	8,604,144	1,577,395

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; 10,000,000 shares authorized,
10,000,000 issued and outstanding, respectively	10,000	10,000
Common stock, $.001 par value; 200,000,000 shares authorized,
60,507,237 and 16,117,137 issued and outstanding, respectively	60,507	16,117
Additional paid-in capital	26,714,679	8,351,065
Accumulated deficit	(25,510,398)	(8,562,779)
Accumulated other comprehensive loss	(137,152)	(26,857)
Total Stockholders' Equity (Deficit)	1,137,636	(212,454)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$9,741,780	$1,364,941

See accompanying notes to the condensed consolidated financial statements

MAGNUM D'OR RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Sales	$41,523	$-	$65,508	$-

Cost of Sales	154,248	-	249,359	-

Gross Loss	(112,725)	-	(183,851)	-

Operating Expenses
Officer compensation, non-cash	129,706	30,000	678,024	128,997
Consulting fees, non-cash	10,166,020	454,100	14,483,773	1,704,100
Legal and professional fees	47,657	43,725	203,587	115,090
Legal fees, non-cash	26,400	-	58,050	-
General and administrative expenses	151,291	8,065	217,155	175,343
Rent	91,440	-	262,236	-
Royalties	19,955	-	63,918	-
Depreciation and amortization	34,555	-	72,185	-

Total Operating Expenses	10,667,024	535,890	16,038,928	2,123,530

Loss from Operations	(10,779,749)	(535,890)	(16,222,779)	(2,123,530)

Other Income (Expense)
Miscellaneous income	8,278	-	12,902	-
Interest expense	(502,877)	(15,664)	(737,742)	(67,471)
Net other expense	(494,599)	(15,664)	(724,840)	(67,471)

Net Loss	(11,274,348)	(551,554)	(16,947,619)	(2,191,001)

Other Comprehensive Income (Loss)
Gain (loss) from foreign currency translation	84,476	-	(110,295)	-

Comprehensive Loss	$(11,189,872)	$(551,554)	$(17,057,914)	$(2,191,001)

Net Loss Per Share - Basic and Diluted	$(0.22)	$(0.03)	$(0.40)	$(0.17)

Per Share Information:
Weighted Average Number of Shares
Outstanding - Basic and Diluted	50,968,851	17,303,616	42,371,124	13,175,881

See accompanying notes to the condensed consolidated financial statements

MAGNUM D'OR RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY (DEFICIT)
(Unaudited)

								Total
					Additional		Other	Shareholder's
	Common	Stock	Preferred	Stock	Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Loss	(Deficit)

Balance - September 30, 2008	16,117,137	16,117	10,000,000	10,000	8,351,065	(8,562,779)	(26,857)	(212,454)

Issuance of stock for consulting services	27,024,500	27,025			4,035,601			4,062,625
Issuance of stock for compensation	2,500,000	2,500			372,500			375,000
Issuance of stock for accrued legal services	30,000	30			17,870			17,900
Valuation of warrants issued with notes payable					116,677			116,677
Net loss for quarter						(4,955,785)		(4,955,785)
Other comprehensive loss							(153,370)	(153,370)

Balance - December 31, 2008	45,671,637	45,672	10,000,000	10,000	12,893,713	(13,518,564)	(180,227)	(749,407)

Issuance of stock for consulting services	335,000	335			150,415			150,750
Issuance of stock for exercise of stock option	500,000	500			49,500			50,000
Issuance of stock for accrued legal services	30,000	30			13,720			13,750
Issuance of stock for conversion of note payable	215,000	215			58,345			58,560
Net loss for quarter						(717,486)		(717,486)
Other comprehensive loss							(41,401)	(41,401)

Balance - March 31, 2009	46,751,637	46,752	10,000,000	10,000	13,165,692	(14,236,050)	(221,628)	(1,235,234)

Issuance of stock for consulting services	11,675,000	11,675			10,026,775			10,038,450
Issuance of stock for pending asset acquisition	500,000	500			549,500			550,000
Issuance of stock for accrued legal services	30,000	30			26,370			26,400
Issuance of stock for conversion of note payable	1,550,600	1,550			1,549,050			1,550,600
Valuation of warrants issued with notes payable					1,397,292			1,397,292
Net loss for quarter						(11,274,348)		(11,274,348)
Other comprehensive gain							84,476	84,476

Balance - June 30, 2009	60,507,237	60,507	10,000,000	10,000	26,714,679	(25,510,398)	(137,152)	1,137,636

See accompanying notes to the condensed consolidated financial statements

MAGNUM D'OR RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,
	2009	2008
Cash Flows from Operating Activities:
Net Loss	$(16,947,619)	$(2,191,001)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock issued for services and expenses	14,251,825	1,837,944
Stock issued for compensation expense	375,000	48,997
Depreciation and amortization	72,185	-
Amortization of debt discount	542,473	41,350
Changes in operating assets and liablitites:
Accounts receivable	(30,892)	-
Prepaid expenses	(66,578)	(5,000)
Utility deposits	(24,127)	-
Accounts payable and accrued expenses	704,298	223,986
Accrued interest	183,452	26,121

Net cash flows used in operating activities	(939,983)	(17,603)

Cash Flows from Investing Activities:
Purchases of equipment	(591,528)	(500,000)
Asset acquisition costs	(4,375,000)	-
Increase in equipment deposits	(433,083)	-

Cash flows used in investing activities	(7,732,714)	(500,000)

Cash Flows from Financing Activities:
Payments on capital leases	(7,186)	-
Repayment on note payable	(50,000)	-
Proceeds from issuance of notes payable	5,280,610	600,000
Proceeds from loans and advances from stockholders	817,362	-

Cash flows provided by financing activities	8,373,889	600,000

Net (decrease) increase in cash	(298,808)	82,397

Effect of exchange rates on cash	(94,518)	-

Cash - Beginning of period	510,042	(143)

Cash - End of period	$116,716	$82,254

Supplementary Information
Interest Paid	$3,921	$14,927
Taxes Paid	$-	$-

Non-Cash Transactions
The Company converted debt, accounts payable and interest
due to a shareholder to additional paid-in capital	$-	$1,763,467
Debt acquired for pending asset acquisition	$2,333,103	$-
Conversion of notes payable for common stock	$1,609,160	$508,323
Stock issued in conjunction with pending asset acquisition	$550,000	$-
Professional fees related to pending asset acquisition in accrued expenses	$160,180	$-
Common stock issued for accrued expenses	$58,050	$-
Exercise of stock option through reduction of accrued compensation	$50,000	$-
Equipment financed through capital lease obligations	$96,138	$-
Equipment financed through accounts payable	$425,529	$-

See accompanying notes to the condensed consolidated financial statements

Magnum d’Or Resources Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies

Business Description

Magnum d’Or Resources, Inc. (the “Company”) is engaged in the business of providing modified sources of recycled rubber products, reconstituted rubber derivatives, and rubber powders to various distributors and manufacturers. It currently has one production facility located in Magog, Quebec, Canada.  It intends on developing additional facilities that produce various wholesale rubber products, reconstituted rubber powders, specialty blend malleable materials, thermoplastics and thermoplastics elastomers. The Company continues to execute its mission and business plan through expansion of its current facility and pursuit of new facilities through acquisition of other targeted assets (see Note 2).

The Company’s ongoing business strategy is to secure source raw materials and process them into useable value added substrates and supply them to a variety of manufacturers as well as develop its own market for retail end use eco-friendly products. The Company currently utilizes its licensed patented processes to disintegrate scrap tires, remove fibers and metal wire, and produce crumb rubber sorted into different mesh sizes to be recycled into various rubber products. It will continue to integrate its proprietary processes and techniques to current and future facilities to produce various materials. The Company also intends to establish technical facilities for research and development or seek strategic alliances with educational institutions and research firms to maintain and further advance its technological edge in its targeted markets.

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

The Company’s current business plans involve the utilization of licensing rights and patented processes to disintegrate scrap tires, remove fibers and metal wire from the resulting mulch, and produce crumb rubber material sorted into different mesh sizes. These materials would then be manufactured into various retail rubber products.

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

On May 26, 2008, the company incorporated a wholly owned subsidiary in the Province of Quebec, Canada, under the Canada Business Corporation Act called “Magnum Recycling Canada, Inc. / Recyclage Magnum Canada Inc. (“Magnum Recycling”). The purpose of forming Magnum Recycling was to own and operate recycling facilities in Quebec and eventually throughout Canada.

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

Magnum d’Or Resources Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

On June 4, 2009, the Company incorporated a new wholly owned subsidiary in the State of Nevada under the laws of Nevada called “Magnum Recycling USA, Inc. (“Magnum USA”). The purpose of forming Magnum USA was to own and operate recycling facilities throughout the United States (see Note 2).

Basis of Presentation

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts may differ from those estimates. These condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2009, are not necessarily indicative of results that may be expected for the fiscal year ending September 30, 2009. The condensed consolidated balance sheet information as of September 30, 2008 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.

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

Consolidation Policy

The accompanying unaudited condensed consolidated financial statements include the accounts of Magnum d’Or Resources, Inc. and its wholly owned subsidiaries, Magnum Recycling and Magnum USA. Inter-company accounts and transactions have been eliminated.

Foreign Currency Translation

The accompanying condensed consolidated financial statements are presented in United States dollars (USD). The functional currency of the Company’s foreign subsidiary is the Canadian dollar (CND). Assets and liabilities of this foreign subsidiary are translated into United States dollars at currency exchange rates in effect at the end of the periods reported. Equity accounts are translated at historical rates corresponding to the date of transaction. Revenues and expenses are translated at average exchange rates in effect for the periods reported. Gains and losses resulting from translation of foreign subsidiary financial statements into U.S. dollars are included as a separate component of stockholders’ equity. The exchange rates used are as follows:

Period Ending	June 30, 2009	September 30,	June 30, 2008
	(Unaudited)	2008	(Unaudited)

Exchange Rate (CND/USD)	0.8655	0.9397	N/A	*
3 Month Ave Exchange Rate (CND/USD)	0.8577	0.9606	N/A	*

*  No Canadian transactions occurred for period specified

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Magnum d’Or Resources Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

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

There has been no provision for U.S. federal, state, or Canadian income taxes for any period because the Company has incurred losses in all periods and for all jurisdictions since inception.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate the continuation of the Company as a going concern. The Company’s operations have begun to generate income. It transitioned from a development stage company to an operating entity during the first fiscal quarter of 2009.  As a development stage company it generated an accumulated deficit of $8,562,779 and a stockholders deficit of $212,454 as of September 30, 2008. As of June 30, 2009 the Company has a total accumulated deficit of $25,510,398 and total stockholders equity of $1,137,636. Furthermore, the Company has a working capital deficit of $6,431,932 and a negative cash flow from operations of $939,983 for the nine months ending June 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The future success of the Company is dependent on its ability to attain additional capital funds to purchase equipment and construct facilities to fulfill its current contractual commitments, and, ultimately attain future profitable operations (see Note 9). There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

Commitments to provide additional operating and expansion capital were secured in March 2009 through a private equity firm; however, the Company has not yet received funds associated with that commitment. The Company remains confident that these funds will be made available during the fiscal year and has been assigned a Standby Letter of Credit (“SBLC”) in substantial excess of the commitment pending release of the agreed upon project funding.

Reclassifications

Certain reclassifications have been made to the previously reported amounts to conform to the Company's current period presentation, because the amounts broken out make the financial statement more meaningful. Deposits on equipment totaling $131,042 for the fiscal year ended September 30, 2008 were reclassified from Prepaid Expenses in current assets to Deposits on Equipment in other assets.

Magnum d’Or Resources Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

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

Net Loss per Share

The net loss per share has been computed using the weighted-average number common shares outstanding during the three and nine months ending June 30, 2009. Potentially dilutive warrants to purchase common stock aggregating 3,952,300 shares were outstanding and not considered because their effect would have been anti-dilutive

Recent Accounting Pronouncements

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

Magnum d’Or Resources Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

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

In April 1, 2009, the FASB approved FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends Statement 141(R) and eliminates the distinction between contractual and non-contractual contingencies. Under FSP FAS 141(R), an acquirer is required to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer applies the recognition criteria in SFAS No. 5, Accounting for Contingencies and Interpretation 14, “Reasonable Estimation of the Amount of a Loss – and interpretation of FASB Statement No. 5,” to determine whether the contingency should be recognized as of the acquisition date or after it.

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

Magnum d’Or Resources Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s results of operations, financial position, or cash flows.

Note 2 – Pending asset acquisition

On January 31, 2009, the Company signed a letter of intent (“LOI”) with Tire Recycling, Inc. of Hudson, Colorado (“TRI”) to acquire all of its holdings and assets (“Hudson assets”). TRI owned and operated a facility consisting of buildings, equipment, and inventory in excess of 30 million used tires and is located on a parcel of 120 acres of commercially zoned land. As part of the LOI, Magnum paid the owner $150,000 for an exclusive right to purchase the assets for a period ending June 30, 2009.  The $150,000 was paid with 335,000 shares of restricted common stock with an average price of $0.445.

On April 1, 2009, the Company learned that TRI was in Chapter 11 bankruptcy reorganization. This created several complications including the disallowance and voiding of previous agreements negotiated to that date. This prompted Magnum to rescind the 335,000 shares previously issued under the LOI. The Company continued to negotiate under the rules associated with Chapter 11 Bankruptcy law. Earnings per share were based on the removal of these shares from the issued based and is reflected in the weighted average calculation.

On June 4, 2009, the Company incorporated a new wholly owned subsidiary in the State of Nevada under the laws of Nevada called “Magnum Recycling USA, Inc. (“Magnum USA”) for the express purpose of transferring the Hudson assets to own and operate a recycling facility in the United States.

Also in June 2009, all TRI assets were subsequently assigned to a court appointed Trustee to administer the sale of the TRI assets. This event prompted Magnum to acquire several secured and unsecured liens of TRI in a move to solidify its standing with the Trustee and the bankruptcy court.  Magnum was able to acquire all secured liens currently held against the property and its assets.

During this same time period Magnum negotiated a successful purchase from the Trustee of the Hudson assets for the amount of $6,500,000 in cash or like cash.  The Trustee subsequently approved the offer after the statutory notice and bid period was satisfied.

On August 4, 2009 the Federal Bankruptcy Court in Colorado approved the sale and subsequently issued a motion for the sale of Hudson assets to Magnum. Final audit, transfer of the assets, and closing of all ancillary operations is scheduled for August 25th 2009.

The total acquisition commitments made as of June 30, 2009, included the Asset Purchase Agreement of $6,500,000 plus the acquired unsecured liens and accrued expenses for professional services.  The asset acquisition costs incurred by the company, aggregating $7,418,283 as of June 30, 2009 are made up of the following items:

June 30, 2009
(Unaudited)

Cash	$3,100,000
New debt	3,408,103
Shareholder advance	200,000
Non-cash costs (stock)	550,000
Professional fees	160,180

TOTAL	$7,418,283

Magnum d’Or Resources Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

Table items above delineated as following: financing for cash needed at closing and the purchase of liens on assets to be purchased (see Note 5, 9.75% Notes Payable), aggregating $3,100,000; assumed debt in conjunction with purchase of assets aggregating $3,408,103 (see Note 5, Loans from Financial Institutions); additional advance from an investor, to be re-paid at closing for $200,000 (see Note 5, Advances from Stockholders); common stock issued to acquire additional liens associated with the asset purchase agreement, valued at $550,000 (see Note 6); and various legal and survey costs aggregating $160,180 that will be capitalized along with the purchase price of these assets when the final accounting is performed after closing.

Note 3 –Equipment and Deposits on Equipment

Equipment placed into service by the Company during the nine month period ending June 30, 2009 totaled $1,549,296. In addition, the Company previously entered into a contract with a Malaysian company that specializes in developing rubber compounds (see Note 9), processing techniques, and specialized equipment for production of scrap rubber. Costs associated with this contract include certain amounts allocated to the development and purchase of equipment. The Company made payments aggregating $571,920 through June 30, 2009 that have been included in the accompanying condensed consolidated balance sheet as Deposits for equipment. These payments made will be credited to the total price.

	June 30, 2009	September 30,
	(Unaudited)	2008

Equipment:

Production equipment	$1,527,972	$675,719
Office equipment and furniture	4,257	1,320
Leasehold improvements	17,067	10,807

Total equipment	1,549,296	687,846
Less: accumulated depreciation	(75,408)	(217)

Equipment, net:	$1,473,888	$687,629

Depreciation and amortization expense totaled $34,555 and $72,185 for the three and nine months ended June 30, 2009, respectively.

Note 4 – Accounts Payable and Accrued Expenses

As of June 30, 2009 and September 30, 2008, the Company had accounts payable and accrued expenses consisting of the following:

	June 30, 2009	September 30,
	(Unaudited)	2008

Accounts Payable	$532,187	$173,862
Legal Fees	14,409	39,670
Acquisition Professional Fees	140,181	-
Advertising	63,750	2,870
SEC Filings	13,024	-
Accounting Fees	127,226	14,998
Officer Compensation	226,636	33,612
Consultant Compensation	120,000	30,000
Payroll Taxes	7,800	-

TOTAL	$1,245,213	$295,012

Magnum d’Or Resources Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

Note 5 – Notes Payable, Accrued Interest and Stockholder Loans and Advances

8 % Convertible Note Payable

On January 12, 2007, the Company issued a $50,000 convertible promissory note to an individual with interest payable semi-annually at the rate of 8%. This note matured on January 31, 2008.  The Company received an extension from the note holder on May 19, 2008, to extend the maturity of this note until November 19, 2008, with the same terms as the original note. The Company received a further extension from the note holder on February 5, 2009, to extend the maturity of this note until April 19, 2009, with the same terms as the original note. On February 20, 2009, the Company received the request to convert the note to common stock in accordance with the provisions outlined in the issued promissory note, which determined the conversion price to be $0.2525. Based on this conversion rate, 198,050 shares of common stock were issued. Accrued interest payable on this note as of the conversion date totaled $8,559, and was also converted to stock.  Based on a conversion rate of $0.505, 16,950 shares of common stock were issued (also see Note 6).

The conversion provisions state that the holder of the note may not convert any portion of the note, which if converted would result in the holder owner more than 4.9% of the issued and outstanding shares of the Company at the time of such conversion. This anti-dilutive provision did not have to be enforced as a result of these conversions.

12% Notes Payable

During fiscal 2008, the Company issued an aggregate of $1,382,000 of 12% promissory notes with unrelated individuals all with interest payable at the rate of 12% per annum. These notes all mature in October thru November 2009, some of which have been prepaid in conjunction with these note holders exercising warrants (see below).

During the three month period ended June 30, 2009, 1,550,600 warrants were exercised at the face amount of $1.00 per share by debt holders of several 12% promissory notes. An equal amount of debt associated with these notes was retired when the note holders exercised their warrant options to purchase common stock for $1.00 per share. The accrued interest associated with the promissory notes will be paid in cash at the maturity date of the underlying notes. It may be noted that the number of warrants exercised during the three month period ended June 30, 2009 coincides with the total number of warrants exercised to date from the inception of issuing warrants by the Company.

During the nine months ended June 30, 2009, the Company issued an aggregate of $1,020,900 of 12% promissory notes with unrelated individuals, $300,000 of which were issued during the three month period ending December 31, 2008. These notes mature October thru December 2010 and are recorded as current debt in the accompanying consolidated balance sheet.

During the three month period ending March 31, 2009, no promissory notes were issued.

During the three month period ending June 30, 2009, $720,900 of 12% promissory notes were issued with unrelated individuals. These notes mature April through May 2011 and are recorded as long term debt in the accompanying consolidated balance sheet.

All of the 12% Notes issued to date are general unsecured obligations of the Company. They have a total accrued interest of $175,441 payable as of June 30, 2009 which is recorded in accrued interest in the accompanying condensed consolidated balance sheet.

In conjunction with the issuance of the $2,402,900 promissory notes, the Company issued to these note-holders warrants (see Note 8) to purchase 2,402,900 shares of common stock at an exercise price of $1.00 per share. These warrants carry an exercise privilege that allows for purchase of common stock at anytime up to two years from the dates of the note issuances.

Magnum d’Or Resources Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

The aggregate value of the warrants issued in connection with the 12% Notes were valued at $1,338,903 using the Black Scholes pricing model using the following assumptions; risk-free interest rates ranging from 2.98% to 3.98%; dividend yield of 0%; volatility factors of expected market price of common stock ranging from 290.0% to 312.6%; and an expected lives of 2.0 years. The values of the warrants are considered as debt discount and are being amortized over the term of the Notes. For the nine months ending June 30, 2009, $539,076 of the debt discount has been amortized to interest expense and included in the accompanying condensed consolidated statements of operations and comprehensive income.

9.75% Notes Payable

During the three month period ending June 30, 2009, the Company issued an aggregate of $3,100,000 of promissory notes with unrelated individuals all with interest payable at the rate of 9.75% per annum. These notes all mature in June 2010, and are therefore recorded as current debt in the accompanying consolidated balance sheet.  The notes are general unsecured obligations of the Company and have accrued interest payable as of June 30, 2009 of $26,018 which is recorded in accrued interest in the accompanying condensed consolidated balance sheet.

In conjunction with the issuance of the $3,100,000 of promissory notes, the Company issued to the note-holders warrants (see Note 8) to purchase 3,100,000 shares of common stock at an exercise price of $1.00 per share. These warrants can be exercised at anytime for up to one year from the dates of the note issuances.

The aggregate value of the warrants issued in connection with the 9.75% Notes were valued at $1,721,522 using the Black Scholes pricing model using the following assumptions; risk-free interest rates ranging from 3.51 to 3.86%; dividend yield of 0%; volatility factors of expected market price of common stock ranging from 150.0% to 152.1%; and an expected live of 1.0 year. The values of the warrants are considered as debt discount and are being amortized over the term of the Notes. For the nine months ending June 30, 2009, $25,179 of the debt discount has been amortized and included in the accompanying condensed consolidated statements of operations and comprehensive income.

Also during the 3 months ended June 30, 2009 the Company was loaned additional operating funds by one of its note holders, aggregating $26,150. These loans were evidenced by a written note payable with similar terms to the 12% unsecured notes payable, but are payable at the discretion of the Company. No warrants were issued in conjunction with these loans. These loans along with accrued interest have been recorded in accrued interest and 12% notes payable in the accompanying condensed consolidated balance sheet.

Loans from Stockholder

The Company was loaned net funds of $176,361 from a stockholder during the nine months ended June 30, 2009. The advances are general unsecured obligations of the Company and accrue interest at 8%.  Total funds loaned to the Company to date total $289,704.  Interest accrued for the nine months ended June 30, 2009 totaled $15,876, with an aggregate to date accrued interest of $17,966. This amount is included as accrued interest in the accompanying consolidated balance sheet. These loans are due December 31, 2010 and are recorded as long term debt in the accompanying condensed consolidated balance sheet.

Advances from Stockholders

The Company was advanced a total of $691,000 from current stockholders during the three months ended June 30, 2009. The advances were made as interest free loans that will be paid back at closing of the Hudson asset purchase (see Note 2). This amount is recorded as a current liability in the accompanying condensed consolidated balance sheet. These loans are general unsecured obligations by the Company.  Furthermore, they will be paid from deposits currently held in escrow or converted to general unsecured notes if the transaction does not close for some unforeseen reason.

Magnum d’Or Resources Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

Loans from Financial Institutions

Loans were secured with financial institutions related to the pending asset acquisition, and will be used as an offset to the purchase price of these assets at closing (see Note 2). The total debt acquired was $3,408,104, with interest ranging from 4% to 6% per annum and payment terms ranging from 12 months to 24 months. Monthly aggregate payments total $204,642. Interest accrued for the nine months ended June 30, 2009 totaled $7,857. This amount is included as accrued interest in the accompanying consolidated balance sheet. These loans are due beginning May 9, 2010, through June 18, 2011 and are recorded as long term debt in the accompanying condensed consolidated balance sheet.

Note 6– Common Stock

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

During February 2009, the Company issued 335,000 shares of common stock, valued at $150,750, in satisfaction of an option agreement that was part of a broader agreement to acquire various assets for the Company (see Note 2).  The remaining terms held no additional liability for payments or penalties. The common stock issued was valued at $0.45 per share, based the closing market prices on the date the board of directors authorized these issuances. However, during June 2009 the Company rescinded the 335,000 shares of common stock in response to a breach of the agreement. No additional liability for payments or penalties exists relating to this issue.

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

Magnum d’Or Resources Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

Also during March 2009, the Company issued 10,000 shares of common stock for legal services valued at $4,200. The common stock was issued in place of cash payments, and was valued at $0.42 per share, based on the closing market price on the date the Board of Directors authorized this issuance.

During April 2009, the Company issued 2,000,000 shares of common stock for consulting services valued at $700,000. The common stock was issued in lieu of cash payments, and was valued at $0.35 per share, based on the closing market prices on the date the Board of Directors authorized these issuances.

Also during April 2009, the Company issued 10,000 shares of common stock for legal services valued at $8,200. The common stock was issued in place of cash payments, and was valued at $0.82 per share, based on the closing market price on the date the Board of Directors authorized this issuance.

Also during April 2009, the Company issued 927,000 shares of common stock, valued at $927,000, in accordance with the purchase privileges of 927,000 previously issued warrants.  These warrants were exercised at their face value of $1.00 per share (see Note 8).  $927,000 of 12% principal debt was retired concurrently with the exercise of these warrants and applied against the purchase of the 927,000 shares of common stock issued.

During May 2009, the Company issued 4,000,000 shares of common stock for consulting services valued at $3,120,000. The common stock was issued in place of cash payments, and was valued at $0.78 per share, based on the closing market price on the date the Board of Directors authorized this issuance.

Also during May 2009, the Company issued 10,000 shares of common stock for legal services valued at $7,200. The common stock was issued in place of cash payments, and was valued at $0.72 per share, based on the closing market price on the date the board of directors authorized this issuance.

During June 2009, the Company issued 6,000,000 shares of common stock for consulting services valued at $6,360,000. The common stock was issued in place of cash payments, and was valued at $1.06 per share, based on the closing market price on the date the Board of Directors authorized this issuance (see Note 10).

Also during June 2009, the Company issued 10,000 shares of common stock for consulting services valued at $9,200. The common stock was issued in place of cash payments, and was valued at $0.92 per share, based on the closing market price on the date the Board of Directors authorized this issuance.

Also during June 2009, the Company issued 10,000 shares of common stock for legal services valued at $11,000. The common stock was issued in place of cash payments, and was valued at $1.10 per share, based on the closing market price on the date the board of directors authorized this issuance.

Also during June 2009, the Company issued 500,000 shares of common stock, valued at $550,000, in satisfaction of the acquisition of an agreement to acquire certain liens associated with a broader agreement to acquire various assets for the Company (see Note 2). The common stock issued was valued at $1.10 per share, based the closing market prices on the date the board of directors authorized the issuance.

Also during June 2009, the Company issued 623,600 shares of common stock, valued at $623,600, in accordance with the purchase privileges of 623,600 previously issued warrants.  These warrants were exercised at their face value of $1.00 per share (see Note 8).  $623,600 of 12% principal debt was retired concurrently with the exercise of these warrants and applied against the purchase of the 623,600 shares of common stock issued.

Note 7 – Consulting Agreements

Other Consulting Agreements

During December 2008, the Company commenced with the consulting portion of an agreement entered into in October 2008 (see Note 9).  The agreement calls for a monthly advisory fee of $7,000 to a consultant.

Magnum d’Or Resources Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

The continuation of other agreements with independent financial and business advisors continued through the reporting period. These consultants provide strategic relationships with several business development resources, and such other business matters as deemed necessary by Company management.  The terms of these agreements range from six months to several years. Under the terms of several of these agreements the company shall from time to time, pay to the consultant such compensation as shall be mutually agreed to between the parties. Under the terms of others, these agreements specify consultants be paid a fixed obligation by the Company, either in cash, company stock or a combination of both, at the discretion of the Company (see Note 9).

Note 8 – Warrants

The following table summarizes certain information about the Company’s stock purchase warrants (including the warrants discussed in Notes 5 & 6).

	Number of	Weighted Avg.
	Warrants	Exercise Price

Warrants outstanding, September 30, 2008	1,382,000	$1.00
Warrants granted during 9 mo. reporting period	4,120,900	$1.00
Warrants exercised during 9 mo. reporting period	1,550,600	$1.00
Warrants expired/cancelled during reporting period	-	-

Warrants outstanding, June 30, 2009	3,952,300	$1.00

At June 30, 2009 the price of the Company’s common stock was 6% above (or $1.06) the exercise price ($1.00) of all the warrants, and therefore these warrants had an intrinsic value of $237,138.

Note 9 – Commitments

License and royalty agreement

In October 2008, the Company entered into an agreement with a Malaysian company that specializes in developing rubber compounds, processing techniques, and specialized equipment for processing scrap rubber and producing specialty compounds (see Note 7). License, patent, and royalty expenses associated with this contract include payments and payables aggregating $119,200 through June 30, 2009 and have been included in the accompanying condensed consolidated statements of operations and comprehensive loss as operating expenses.

Operating and Capital Leases

The Company entered into a building lease agreement on September 1, 2008 to lease 98,535 square feet of a commercial building in Magog, Quebec, Canada for the purpose of processing scrap rubber and tires. The term of this lease is five years, with annual rent equal to $2.11 per square foot (approximately $207,900, or $17,325 per month) for the first year, with annual base rent escalations of $.94 per square foot, resulting in annual rent in the fifth year of $4.96 per square foot (approximately $427,600, or $43,396 per month). The Company is also responsible for real estate taxes, utilities and other general maintenance of the premises.

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

Magnum d’Or Resources Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
June 30, 2009
(Unaudited)

Minimum future lease payments as of June 30, 2009 are payable as follows:

Year Ending	Building Rent	Loader	Forklift

30-Sep-09	$51,975	$3,138	$1,381
30-Sep-10	263,883	12,550	5,523
30-Sep-11	342,070	12,550	5,523
30-Sep-12	420,258	12,550	5,523
30-Sep-13	427,588	12,550	5,523

	$1,505,774	$53,338	$23,473

Rent expense for the three and nine month periods ending June 30, 2009 were $91,168 and $262,236, respectively.

Note 10 - Subsequent Events

On July 28, 2009, the Company issued an aggregate of 2,000,000 shares of common stock for consulting services valued at $1,300,000. The common stock was issued in place of cash payments, and was valued at $0.65 per share, based on the closing market prices on the date the board of directors authorized these issuances.

Also during July 2009, the Company rescinded 1,100,000 shares of common stock, valued at $1,166,000, in response to an error to previously issued shares under the same agreement.  The remaining terms of the agreement are currently in effect with no additional liability for payments or penalties. The common stock issued was valued at $1.06 per share, based the closing market prices on the date the board of directors authorized these issuances.

During August the Company issued additional Promissory notes totaling $1,200,000 with interest ranging from 9.75% to 12%.  Each debtor was issued warrants exercisable at $1.00 per share.

MAGNUM D’OR RESOURCES, INC. AND SUBSIDIARIES
Quarterly Report for the period Ended June 30, 2009

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

The Company’s ongoing business strategy is to secure source raw materials and process them into useable value added substrates and supply them to a variety of manufactures as well as develop it’s own market for retail end use eco-friendly products. The Company currently utilizes its licensed patented processes to disintegrate scrap tires, remove fibers and metal wire, and produce crumb rubber sorted into different mesh sizes to be recycled into various rubber products.

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

On January 31, 2009, the Company signed a letter of intent (“LOI”) with Tire Recycling, Inc. of Hudson, Colorado (“TRI”) to acquire all of its holdings and assets (“Hudson assets”). TRI owned and operated a facility consisting of buildings, equipment, and inventory in excess of 30 million used tires and is located on a parcel of 120 acres of commercially zoned land.

MAGNUM D’OR RESOURCES, INC. AND SUBSIDIARIES
Quarterly Report for the period Ended June 30, 2009

In June 2009, the Company incorporated a wholly owned subsidiary in the State of Nevada under the laws of Nevada called “Magnum Recycling USA, Inc. (“Magnum USA”) for the express purpose of owning and operating a recycling facility in the United States. Once acquired, the Hudson assets will be transferred to this entity.

On August 4, 2009 the Federal Bankruptcy Court in Colorado approved the sale and subsequently issued a motion for the sale of Hudson assets to Magnum. Final audit, transfer of the assets, and closing of all ancillary operations is scheduled for August 25th 2009.

Also, it may be noted that both deliverables and receivables have steadily increased each month since production activities commenced.

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

MAGNUM D’OR RESOURCES, INC. AND SUBSIDIARIES
Quarterly Report for the period Ended June 30, 2009

Results of Operations

The following discussion and analysis summarizes the results of operations of the Company for the three and nine month periods ended June 30, 2009 and June 30, 2008 respectively.

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

During its fiscal year ended September 30, 2008, the Company had no revenues; however, the Company commenced operations in late November and has generated income and has had accrued receivables for each successive quarterly reporting period.

Comparison of the three months ended June 30, 2009 to the three months ended March 31, 2009.

Sales for the three month period ending June 30, 2009 increased 113% over the previous quarter from $19,464 to $41,523.  Receivables also increased quarter over quarter by 52% from $21,200 to $32,166.

Cost of sales also increased 137% from $65,115 to $154,248 during the same periods reflecting increased costs associated with maintaining and servicing existing contract sales, as well as, pursuing other avenues of revenue.

For the three month period ended June 30, 2009 compared to the three month period ended March 31, 2009, the Company had a net loss of $11,274,348 versus a net loss of $758,887 respectively, equating to a 1386% increase in net loss. The increased loss was due almost entirely to higher costs associated with the use of consultants. Consultants were extensively used for the purposes of developing, implementing, operating and maintaining the Company’s information management systems, investor relations, and marketing activities.  Most other operating expenses remained flat over the same period except for general and administrative costs which increased 530% from $24,006 to $ 151,291.  Legal and Professional services decreased 17% from $88,878 to $74,057.

Comparison of the three months ended June 30, 2009 and June 30, 2008

For the three month period ended June 30, 2009 compared to the three month period ended June 30, 2008, the Company had a net loss of $11,274,348 versus a loss of $551,554 respectively, equating to a 1944% increase in net loss. The increased loss comparison between these periods does not yield any meaningful data since the Company was in its development stage one year prior to the current reporting period; however, for the purpose of comparison these costs are further delineated as follows:

For the three month period ended June 30, 2009 compared to the three month period ended June 30, 2008, the Company experienced the following changes respectively: officer compensation increased 332% to $129,706 from $30,000; consulting fees increased 2139% from $454,100 to $10,166,020; legal and other professional fees increased 69% from $43,725 to $74,057; general and administrative expenses increased 1776% from $8,065 to $151,291; rent expense increased from zero to $91,440; royalty costs increased from zero to $19,955; depreciation expense increased from zero to $34,555; and, interest expense increased 3110% from $15,664 to $502,877.

MAGNUM D’OR RESOURCES, INC. AND SUBSIDIARIES
Quarterly Report for the period Ended June 30, 2009

During the first fiscal quarter ended June 30, 2009 the Company had a net loss of $0.22 per share compared to a net loss of $0.03 per share during the same period in 2008.

Comparison of the nine months ended June 30, 2009 and June 30, 2008

For the nine month period ended June 30, 2009 compared to the nine month period ended June 30, 2008, the Company had a net loss of $16,947,619 versus a net loss of $2,191,001 respectively, equating to a 674% increase in net loss. Again the increased loss comparison between these periods does not yield any meaningful data since the Company was in its development stage one year prior to the current reporting period; however, the increased losses were due to higher operating expenses associated with the start-up of the Company’s Magog, Quebec, Canada facility. These increased costs included increased consulting fees, salary expense, higher general and administrative expenses, facility rent, depreciation allowances, increased interest expense, and loss due to currency fluctuations.  For the purpose of comparison these costs are further delineated as follows:

For the nine month period ended June 30, 2009 compared to the nine month period ended June 30, 2008, the Company experienced the following changes respectively: officer compensation increased 426% from $128,997 to $678,024; consulting fees increased 750% from $1,704,100 to $14,483,773; legal and other professional fees increased 127% from $115,090 to $261,637; general and administrative expenses increased 24% from $175,343 to $217,155; rent expense increased from zero to $262,236; royalty costs increased from zero to $63,918; depreciation and amortization expense increased from zero to $72,185; and, interest expense increased 993% from $67,471 to $737,742.

During the nine month period ended June 30, 2009 the Company had a net loss of $0.40 per share compared to a net loss of $0.17 per share during the same period in 2008.

Liquidity and Capital Resources

At June 30, 2009, the Company had total assets of $9,741,780; consisting of $116,716 in cash, $32,166 in receivables, $102,841 in prepaid expenses, $1,473,888 in net equipment, $25,966 in utility deposits, $7,418,283 pending asset acquisition costs, and $571,920 in equipment deposits.  In addition, the company has a working capital deficit of $6,431,932 and a negative $939,983 of cash flows from operating activities.

In contrast, the Company reported $1,364,941 in assets and a working capital surplus of $157,427 on September 30, 2008. The increase in assets is due primarily to the acquisition of equipment and the increase in the working capital deficit is due to debt financing activities.

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate the continuation of the Company as a going concern. The Company’s operations are progressing forward and the Company has begun to generate income. It transitioned from a development stage company to an operating entity during the first fiscal quarter of 2009.  As a development stage company it generated an accumulated deficit of $8,562,779 and a stockholders deficit of $212,454 as of September 30, 2008. As of June 30, 2009 the Company has a total accumulated deficit of $25,510,398 and total stockholders equity of $1,137,636.  Furthermore, the Company has a working capital deficit of $6,431,932 and a negative cash flow from operations of $939,983 for the nine months ending June 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

MAGNUM D’OR RESOURCES, INC. AND SUBSIDIARIES
Quarterly Report for the period Ended June 30, 2009

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

MAGNUM D’OR RESOURCES, INC. AND SUBSIDIARIES
Quarterly Report for the period Ended June 30, 2009

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

MAGNUM D’OR RESOURCES, INC. AND SUBSIDIARIES
Quarterly Report for the period Ended June 30, 2009

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

MAGNUM D’OR RESOURCES, INC. AND SUBSIDIARIES
Quarterly Report for the period Ended June 30, 2009

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company was engaged as a creditor to the bankruptcy proceeding hearings held in response to the Company’s offer to purchase certain assets from the estate of Tire Recycling, Inc. On August 4, 2009 the Federal Bankruptcy Court in Colorado approved the sale and subsequently issued a motion for the sale of Hudson assets to Magnum. The Company is not a party to any other material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been initiated.

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

MAGNUM D’OR RESOURCES, INC. AND SUBSIDIARIES
Quarterly Report for the period Ended June 30, 2009

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

MAGNUM D’OR RESOURCES, INC. AND SUBSIDIARIES
Quarterly Report for the period Ended June 30, 2009

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

MAGNUM D’OR RESOURCES, INC. AND SUBSIDIARIES
Quarterly Report for the period Ended June 30, 2009

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

MAGNUM D’OR RESOURCES, INC. AND SUBSIDIARIES
Quarterly Report for the period Ended June 30, 2009

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During April 2009, the Company issued 927,000 shares of common stock, valued at $927,000, in accordance with the purchase privileges of 927,000 previously issued warrants.  These warrants were exercised at their face value of $1.00 per share (see Note 8).  $927,000 of 12% principal debt was retired concurrently with the exercise of these warrants and applied against the purchase of the 927,000 shares of common stock issued.

During June 2009, the Company issued 1,500,000 shares of common stock for consulting services valued at $1,590,000. The common stock was issued in place of cash payments, and was valued at $1.06 per share, based on the closing market price on the date the Board of Directors authorized this issuance.

Also during June 2009, the Company issued 10,000 shares of common stock for consulting services valued at $9,200. The common stock was issued in place of cash payments, and was valued at $0.92 per share, based on the closing market price on the date the Board of Directors authorized this issuance.

Also during June 2009, the Company issued 400,000 shares of common stock, valued at $440,000, in satisfaction of the acquisition of an agreement to acquire certain liens associated with a broader agreement to acquire various assets for the Company. The common stock issued was valued at $1.10 per share, based the closing market prices on the date the board of directors authorized the issuance.

Also during June 2009, the Company issued 623,600 shares of common stock, valued at $623,600, in accordance with the purchase privileges of 623,600 previously issued warrants.  These warrants were exercised at their face value of $1.00 per share.  $623,600 of 12% principal debt was retired concurrently with the exercise of these warrants and applied against the purchase of the 623,600 shares of common stock issued.

Item 3.  Defaults Upon Senior Securities

N/A

MAGNUM D’OR RESOURCES, INC. AND SUBSIDIARIES
Quarterly Report for the period Ended June 30, 2009

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

Date: August 18, 2009
Magnum d’Or Resources, Inc.

By: /s/ Joseph J. Glusic
Joseph J. Glusic, Chief Executive Officer, President
and Chief Financial Officer and Principal Accounting
Officer