Form 10-K
period 2009-09-30
Magnum dOr Resources Inc
filed 2010-01-13
CIK 1099963

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed fiscal quarter ended September 30, 2009:  $88,854,861

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  December 31, 2009, 72,846,212 shares of common stock, $.001 par value

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933:  None.

MAGNUM D’OR RESOURCES, INC. and SUBSIDIARIES
Annual Report for the period Ended September 30, 2009

INDEX

MAGNUM D’OR RESOURCES, INC. and SUBSIDIARIES
Annual Report for the period Ended September 30, 2009

 PART I

ITEM 1.	BUSINESS

Magnum d’Or Resources, Inc. (the “Company”) was incorporated on September 3, 1999, under the laws of the State of Nevada. Since its inception, the Company evolved through several transitions to its present mode. During its evolution, it operated as an internet information company, a mining exploration company, and a business acquisition company. These ventures proved to be marginally effective.

In December 2006, the Company’s then outstanding preferred stock, and thus voting control of the Company, was acquired by an individual for the express purpose of pursuing its current business strategy of producing high quality rubber powder and thermoplastics.

In May 2008, the Company formed a wholly-owned subsidiary, Magnum Recycling Canada (“MRC”), into which the Company subsequently transferred all production equipment for the purpose of establishing its first North American production facility.  The facility is located in Magog, Quebec, Canada for strategic geographical and commercial purposes.  Equipment installation and testing was performed throughout the summer and fall of 2008.  Production activities commenced during November of 2008, thus transforming the Company from a development stage entity to an operational entity.

During this same period the Company entered into an agreement with Sekhar Research Innovations of Malaysia (October 2008) to acquire use of technologically advanced patents, processes, and equipment that were thought to be more compatible with overall Company product development and market strategy. The Company will use these patented processes to disintegrate scrap tires, remove fibers and metal wire, produce crumb rubber, slurry, and liquefy recycled raw materials into various rubber and rubber-like products.

In June 2009, the Company formed another wholly-owned subsidiary, Magnum Recycling USA (“MRUSA"), for the purpose of establishing its first US operations.  In August 2009, a tire disposal facility located in Hudson, CO was acquired to meet this goal and establish a centralized US production and distribution facility. The site is superbly located geographically in the US to allow access to raw materials and delivery throughout the USA and North America.

Furthermore, the Company intends to acquire additional facilities and resources to allow it to strategically provide modified sources of recycled rubber products, reconstituted rubber derivatives, and high quality rubber powders to various distributors and manufacturers. This will be accomplished through wholly owned and joint venture facilities that may be fabricated or acquired as the market allows.  The Company intends on establishing technical facilities, either coincident with or separate from its production facilities, for purposes of research and development activities.  It may also enter into strategic alliances with educational institutions and/or research firms to advance its market research and develop innovative products and solutions associated with its core recycling business.

Governmental Regulation

It is impossible to predict all future government regulation, if any, to which the Company may be subject until it has been in production for a period of time. The use of assets and/or conduct of business that the Company is pursuing will be subject to environmental, public health and safety, land use, trade, and other governmental regulations, as well as, state and/or local taxation. In acquiring and/or developing businesses in the rubber and recycle industry, management will endeavor to ascertain, to the extent possible due to its current limited resources, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of all potential government regulation. The inability to ascertain the complete effect of government regulation on current or future business activity makes the Company business a higher risk.

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

MAGNUM D’OR RESOURCES, INC. and SUBSIDIARIES
Annual Report for the period Ended September 30, 2009

Employees

The Company, including its subsidiaries, presently has twelve full time employees, but also relies upon the use of vendors, contractors, consultants and contract labor to fulfill the needs and requirements associated with installation, start-up, testing and initial production activities.

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

Financial Position of the Company, Working Capital Deficit; Report of Independent Registered Public Accounting Firm

The Company commenced production activities in November 2008, shipped its first billable products in December 2008, and thus recognized its first operating income accordingly. The Company has not yet generated sufficient operating income from operations, nor is there any assurance that the Company will achieve future revenue levels and operating efficiencies to support existing operations, generate positive cash flow from operations or recover its investment in its property, plant and equipment. The Company expects to show continued losses through the first half of calendar 2010 and there can be no assurance that such losses will not continue thereafter. The success of the Company’s operations are largely dependent upon its ability to establish and improve operating efficiencies and overall production capacity, generate substantial sales revenues and generate adequate cash flows from operations. The Company’s operations are subject to numerous risks associated with the establishment of its business, including lack of adequate financing sources and competition from numerous large, well-established and well-capitalized competitors. In addition, the Company has in the past and may again in the future encounter unanticipated problems, including manufacturing, distribution and marketing difficulties, some of which may be beyond the Company’s financial and technical abilities to resolve. The failure to adequately address such difficulties could have a materially adverse effect on the Company’s prospects.

Our independent auditors have issued a report questioning our ability to continue as a going concern. This report may impair our ability to raise additional financing and adversely affect the price of our common stock.

The report of our independent auditors contained in our financial statements for the years ended September 30, 2009 and 2008 includes a paragraph that explains that we have incurred substantial losses. This report raises substantial doubt about our ability to continue as a going concern. Reports of independent auditors questioning a company’s ability to continue as a going concern are generally viewed unfavorably by analysts and investors. This report may make it difficult for us to raise additional debt or equity financing necessary to continue the development of our recycled rubber products, reconstituted rubber derivatives, and high quality rubber powders business.

Our disclosure controls and procedures are not adequate.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are not adequate to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

The Company does not have adequate personnel to provide required review of day-to-day financial transactions and review of financial statement disclosures. To remediate the control deficiencies, one of several specific additional steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls to comply with the requirements of the SEC.”.

MAGNUM D’OR RESOURCES, INC. and SUBSIDIARIES
Annual Report for the period Ended September 30, 2009

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

Highly Competitive Industry

The crumb rubber industry is highly competitive.  The Company faces competition in all of its markets from large, national companies and smaller, regional companies, as well as from individuals.  Many of the Company’s competitors are larger and have greater financial resources than the Company.  The Company from time to time will experience price pressure in certain of its markets as a result of competitors’ promotional pricing practices.  Competition is based on product quality, functionality, price, brand loyalty, effective promotional activities and the ability to identify and satisfy emerging preferences.

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

MAGNUM D’OR RESOURCES, INC. and SUBSIDIARIES
Annual Report for the period Ended September 30, 2009

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

Potential Quarterly Fluctuations

The Company may experience variability in its net sales and net income on a quarterly basis as a result of many factors, including the volatility of commodities, industrial stability in general, seasonal shifts in demand, weather and announcements of new and/or competitive products. The Company’s planned operating expenditures each quarter are based on sales forecasts for the quarter. If sales do not meet expectations in any given quarter, operating results for the quarter may be materially and adversely affected.

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

MAGNUM D’OR RESOURCES, INC. and SUBSIDIARIES
Annual Report for the period Ended September 30, 2009

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

The Company is subject to numerous federal, state and local laws and regulations that govern the discharge and disposal of wastes, workplace safety and other aspects of the Company business. The Company’s operations entail the risk of noncompliance with environmental and other government regulations. Environmental and other legislation and regulations have changed in recent years and the Company cannot predict what, if any, impact future changes may have on the Company’s business. To mitigate any risk associated with the ultimate closure and safety of the facility, the Company will post a reclamation bond to ensure proper closure, maintenance, and monitoring of the site for the statutory period(s).

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

MAGNUM D’OR RESOURCES, INC. and SUBSIDIARIES
Annual Report for the period Ended September 30, 2009

The Company expects to be able to incorporate substantially all of the waste feedstock it receives into its manufacturing and reclamation process without significant waste disposal problems of its own. However, its supply source is relatively homogeneous and consistent, and there can be no assurance that in the future continuing regulations will not adversely affect the Company’s operations or require the introduction of costly additional manufacturing or waste disposal processes.

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

The Company maintains its official US address of record at 110 E. Broward Blvd, Ste. 1700, Ft. Lauderdale, FL 33301. Its wholly owned subsidiary, “Magnum Recycling Canada”, maintains its corporate office and primary production facility at 2035 Boulevard Industrial, Magog, Quebec, Canada  J1X 5G9.  Magnum Recycling USA, the US subsidiary, maintains its corporate office and primary production facility at 12311 Weld County Rd 41, Hudson, CO 80642.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been initiated.

MAGNUM D’OR RESOURCES, INC. and SUBSIDIARIES
Annual Report for the period Ended September 30, 2009

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

MAGNUM D’OR RESOURCES, INC. and SUBSIDIARIES
Annual Report for the period Ended September 30, 2009

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

Fiscal Quarter Ended	High Close	Low Close

2008
31-Dec-07	$0.280	$0.060
31-Mar-08	$0.810	$0.270
30-Jun-08	$0.450	$0.200
30-Sep-08	$0.600	$0.250

2009
31-Dec-08	$0.850	$0.150
31-Mar-09	$0.535	$0.260
30-Jun-09	$1.540	$0.320
30-Sep-09	$1.330	$0.570

At September 30, 2009, there were approximately 279 holders of record of the Company's Common Stock. There are currently NO stock options and 300,000 warrants outstanding to purchase shares of Common Stock of the Company.

The closing price for the Company's Common Stock on September 30, 2009 was $1.295 per share.

Since its inception, no dividends have been paid on the Company's Common Stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the Common Stock will be declared and paid in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information required by this Item.

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

MAGNUM D’OR RESOURCES, INC. and SUBSIDIARIES
Annual Report for the period Ended September 30, 2009

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

Revenue recognition

The Company recognizes revenue from the sales of products in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin ("SAB") No. 104, when persuasive evidence of an order arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured.  Generally, these criteria are met at the time the product is shipped to customers when title and risk of loss have transferred.

Share-based payments

The Company periodically issues and options and warrants to purchase shares of the Company’s common stock to employees and non-employees for services and for financing costs.  Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. Options vest and expire according to terms established at the grant date.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Raw materials are considered long-term assets as they are not expected to be processed and sold by the end of the subsequent fiscal year.

Recent Accounting Pronouncements

In December 2007, the FASB issued authoritative guidance on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred.  This guidance will be applicable to business combinations completed after July 1, 2009.  The Company believes adopting the new guidance will significantly impact its financial statements.

MAGNUM D’OR RESOURCES, INC. and SUBSIDIARIES
Annual Report for the period Ended September 30, 2009

In December 2007, the FASB issued authoritative guidance on non-controlling interests in consolidated financial statements to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It is intended to eliminate the diversity in practice regarding the accounting for transactions between equity and non-controlling interests by requiring that they be treated as equity transactions. Further, it requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. The new guidance also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of a subsidiary, among others. The new guidance is effective for fiscal years beginning on or after December 15, 2008, with early adoption permitted, and it is to be applied prospectively.  The Company believes adopting the new guidance will not significantly impact its financial statements.

In June 2009, the FASB issued authoritative guidance on an amendment of accounting for transfers of financial assets, and seeks to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about transfers of financial assets; the effects of the transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  The authoritative guidance eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets.  The authoritative guidance is effective for interim and annual reporting periods beginning after November 15, 2009.  The Company believes adopting the new guidance will not significantly impact its financial statements.

In June 2009, the FASB issued authoritative guidance on consolidation of variable interest entities, which requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  The authoritative guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and is effective for interim and annual reporting periods beginning after November 15, 2009. The Company believes adopting the new guidance will not significantly impact its financial statements.

In October 2009, the FASB, issued updates to revenue recognition for arrangements with multiple deliverables and accounting for revenue arrangements that include software elements. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance.  The authoritative guidance is effective for interim or annual periods beginning after June 15, 2010, with early adoption permitted.  The Company believes adopting the new guidance will not significantly impact its financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

General

The following discussion and analysis summarizes the results of operations of Magnum d'Or Resources, Inc. (the "Company" or "we") for the fiscal year ended September 30, 2009.

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

In October 2008, the Company acquired new licensing rights to a number of technological processes that allow rubber to be reconstituted, liquefied, specially blended into EPDM powders, and EPDM compounds. These agreements provide the Company with an array of technologies that could provide a positive impact on the rubber recycling industry. The Company will use its licensed processes to disintegrate scrap tires, remove fibers and metal wire, and produce crumb rubber sorted into different mesh sizes to be recycled into various rubber products.

MAGNUM D’OR RESOURCES, INC. and SUBSIDIARIES
Annual Report for the period Ended September 30, 2009

Production activities commenced during November of 2008, thus transforming the Company from a development stage entity to an operational entity.

In June 2009, the Company formed another wholly-owned subsidiary, Magnum Recycling USA (“MRUSA"), for the purpose of establishing its first US operations.  In August 2009, a tire disposal facility located in Hudson, CO was acquired to meet this goal and establish a centralized US production and distribution facility. The site is superbly located geographically in the US to allow access to raw materials and delivery throughout the USA and North America (see Note 2).

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

Comparison of the Years Ended September 30, 2009 and 2008

During its fiscal years ended September 30, 2009 and 2008, the Company had revenues of $85,070 and $0, respectively.

For the year ended September 30, 2009 compared to the year ended September 30, 2008, the Company had a net loss of $37,316,062 versus a loss of $2,607,352, respectively, equating to a 1331% increase in net loss. The increased loss was due to higher operating expenses that were mainly attributed to an increase in consulting services, and to a lesser extent, other professional services and accrued interest expense.  These costs are further delineated as follows:

Officer compensation increased to $3,607,730 from $172,233 reported in the year ended September 30, 2008 primarily due to the issuance of stock incentives that must be valued as issued but yet unrealized.  Consulting fees increased from $1,968,700 for the year ended September 30, 2008 to $29,707,594 reported for the year ending September 30, 2009, primarily due to the same situation discussed above. Legal and other professional fees increased 70% from $261,753 for the year ended September 30, 2008 to $444,898 incurred for the year ending September 30, 2009, due to the additional resources required during acquisition activities associated with the Colorado site. General and Administrative expenses increased 425% from $71,144 during the year ended September 30, 2008 to $374,974 for the year ended September 30, 2009 due to additional overhead expenses associated with Company expansion activities  Interest expense increased 1589% from $133,300 reported for the year ended September 30, 2008 to $2,251,060 for the year ended September 30, 2009 due to the increased debt load of the Company.

During the fiscal year ended September 30, 2009, the Company had a net loss of $0.79 per share compared to a net loss of $0.17 per share during fiscal 2008.

Liquidity and Capital Resources

At September 30, 2009, the Company had total assets of $11,210,977, comprised of $57,844 in cash, $19,708 in receivables, $6,997,207 in inventory, $66,550 in liens, $408,311 in prepaid expenses, and $3,242,466 in property, plant and equipment.  In addition, the company has a working capital deficit of $3,704,149, and a negative cash flow form operations of $1,740,446.

In contrast, at September 30, 2008, the Company had total assets of $1,364,941, comprised of $510,042 in cash, $36,228 in prepaid expenses, $131,042 in deposits on equipment and $687,629 in equipment.  In addition, the company had a working capital of $157,427, and a negative cash flow from operations of $120,449.

The increase in assets is due primarily to the acquisition of the Hudson, Colorado site, inventory, and property, plant and equipment, while the increase in capital deficit is due to additional debt financing activities.

MAGNUM D’OR RESOURCES, INC. and SUBSIDIARIES
Annual Report for the period Ended September 30, 2009

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

Other limited commitments to provide additional funds have been made by management and other shareholders, but this does not provide any assurance that any additional funds will be made available on acceptable terms or in timely fashion.

The Company’s operations are progressing forward; however, the Company had a net loss of $37,316,062 and an accumulated deficit of $45,878,841. Stockholders' equity as of September 30, 2009 was $5,389,482. Furthermore, the Company has a negative cash flow from operations of $1,740,446 for the year ended September 30, 2009.

The future success of the Company is dependent on its ability to attain additional capital funds to purchase equipment and construct facilities to fulfill its current contractual commitments, and, ultimately attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

On September 3, 2009 the Company engaged Rodman & Renshaw, LLC. as an exclusive placement agent to procure equity based financing for the Company for up to $5,000,000.  Subsequently, on December 18, 2009 the Company disengaged Rodman & Renshaw, LLC and entered into a new agreement with Chardan Capital Markets, LLC for similar purposes.  On December 23, 2009 the Company completed an agreement with Cranshire Capital, LP to provide $3,500,000 in working capital in exchange for a 1 year secured convertible promissory note.

.On December 21, 2009, the Company, entered into a definitive purchase agreement with institutional investors to place Senior Secured Convertible Notes (the “ Notes ”) due December 2010 totaling $3.5 million in gross proceeds before fees and expenses (the “ Transaction ”).  The Transaction closed on December 23, 2009 (the “ Closing Date ”).  The net proceeds of the financing will be used for general corporate purposes, including the purchase of machines and equipment to produce recycled fine rubber powders, site work and working capital.

The Notes will bear interest at an annual rate of 9% payable quarterly in, at the Company's option, cash or, subject to the satisfaction of certain customary conditions, registered shares of the Company $.001 par value common stock (the “ Common Stock ”), and the Notes will be convertible into shares of Common Stock at a conversion price of $1.21 at any time.  In connection with the issuance of the Notes, the Company issued Series A Warrants to purchase 2,169,422 shares of the Company's Common Stock, Series B Warrants to purchase 2,892,562 shares of the Company's Common Stock, and Series C Warrants to purchase 2,169,422 shares of the Company's Common Stock (the Series A, Series B and Series C Warrants are referred to herein as the “ Warrants ”).  The exercise price for the Warrants is $1.21 per share, and each class of Warrant is exercisable for five years from the date of issuance.  The Notes and each class of the Warrants contain full-ratchet and other customary anti-dilution protections.

The Company and its subsidiaries also entered into a Security Agreement to secure payment and performance of the Company's obligations under the Notes pursuant to which the Company and its subsidiaries granted the investors a security interest in all of their respective property.  Each subsidiary of the Company also executed a Guaranty Agreement pursuant to which each subsidiary guaranteed all of the Company's obligations under the Notes. The Company also executed a Registration Rights Agreement pursuant to which the Company is required to file a registration statement within 45 days of the Closing Date, and the Company will use its reasonable best efforts to cause the registration statement to be declared effective within 90 days of the Closing Date and 120 days in the event the SEC reviews the registration statement.

MAGNUM D’OR RESOURCES, INC. and SUBSIDIARIES
Annual Report for the period Ended September 30, 2009

Contractual Obligations

At September 30, 2009, our significant contractual obligations were as follows:

	Payments due by Period
	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
Long term debt	2,097,700	837,133	-	-	2,934,833
Operating lease obligations	302,535	1,397,335	-	-	1,699,870
Capital lease obligations	20,988	62,964	10,951	-	94,903
Total	$2,421,223	$2,297,432	$10,951	$0	$4,729,606

 Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

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

MAGNUM D’OR RESOURCES, INC. and SUBSIDIARIES
Annual Report for the period Ended September 30, 2009

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders:
Magnum d’Or Resources, Inc.

We have audited the accompanying consolidated balance sheet of Magnum d’Or Resources, Inc. and subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magnum d’Or Resources, Inc. and subsidiaries as of September 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has recurring losses from operations, negative cash flows from operations and a working capital deficit, which raises substantial doubt about its ability to continue as going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weinberg & Company, P.A.

Boca Raton, Florida
January 5, 2010

MAGNUM D'OR RESOURCES, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2009	2008
ASSETS
Current Assets:
Cash	$57,844	$510,042
Accounts receivable	19,708	-
Inventory	25,509	-
Lien asset receivable, net of deferred revenue of $66,547	66,550	-
Prepaid expenses	408,311	36,228

Total Current Assets	577,922	546,270

Property, plant and equipment, net	3,242,466	687,629

Long Term Assets:
Tire inventory	6,971,698
Utility deposits	28,333	-
Deposits on equipment	390,558	131,042

Total Long Term Assets	7,390,589	131,042

TOTAL ASSETS	$11,210,977	$1,364,941

LIABILITIES AND STOCKHOLDERS' EQUITY( DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$598,836	$295,012
Accrued interest	138,778	43,831
Advances from stockholders	1,051,000	-
Deferred rent	189,084	-
Current obligations under capital leases	15,667	-
Notes payable, net of discounts of $18,451	2,288,706	50,000

Total Current Liabilities	4,282,071	388,843

Long Term Liabilities:
Loans from stockholder	-	163,342
Non-current obligations under capital leases	79,236	-
Non-current notes payable, net of discounts of $0 and $ 356,790, respectively	1,460,188	1,025,210

Total Long Term Liabilities	1,539,424	1,188,552

TOTAL LIABILITIES	5,821,495	1,577,395

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; 10,000,000 shares authorized, 10,000,000 issued and outstanding	10,000	10,000
Preferred stock B, $.001 par value; 40,000,000 and 0 shares authorized, 30,000,000 and 0 issued and outstanding, respectively	30,000	-
Common stock, $.001 par value; 150,000,000 and 190,000,000 shares authorized, 68,613,792 and 16,117,137 issued and outstanding, respectively	68,614	16,117
Additional paid-in capital	51,204,486	8,351,065
Accumulated deficit	(45,878,841)	(8,562,779)
Accumulated other comprehensive loss	(44,777)	(26,857)
Total Stockholders' Equity (Deficit)	5,389,482	(212,454)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ( DEFICIT)	$11,210,977	$1,364,941

See accompanying notes to the consolidated financial statements

MAGNUM D'OR RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended
	September 30,
	2009	2008

Sales	$85,070	$-

Cost of Sales	525,108	-

Gross Loss	(440,038)	-

Operating Expenses
Officer compensation, non-cash	3,607,730	172,233
Consulting fees, non-cash	29,707,593	1,968,700
Legal and professional fees	245,108	261,753
Legal and professional fees, non-cash	199,790	-
General and administrative expenses	374,974	71,144
Rent	421,446	-
Royalties	72,712	-
Depreciation and amortization	5,969	222

Total Operating Expenses	34,635,322	2,474,052

Loss from Operations	(35,075,360)	(2,474,052)

Other Income (Expense)
Miscellaneous income	19,048	-
Loss on sale of assets	(8,690)	-
Interest expense	(2,251,060)	(133,300)
Net other expense	(2,240,702)	(133,300)

Net Loss	(37,316,062)	(2,607,352)

Other Comprehensive Income (Loss)
Loss from foreign currency translation	(17,920)	(26,857)

Comprehensive Loss	$(37,333,982)	$(2,634,209)

Net Loss Per Share - Basic and Diluted	$(0.79)	$(0.17)

Per Share Information:
Weighted Average Number of Shares
Outstanding - Basic and Diluted	47,174,498	15,037,405

See accompanying notes to the consolidated financial statements

MAGNUM D'OR RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

										Total
							Additional		Other	Stockholder's
	Common	Stock	Preferred	Stock	Preferred	Stock	Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares B	Amount	Capital	(Deficit)	Loss	(Deficit)

Balance - September 30, 2007	5,785,090	5,785	10,000,000	10,000	-	-	5,267,949	(5,955,427)	-	(671,693)

Issuance of stock for consulting services	9,129,011	9,129					1,903,038			1,912,167
Issuance of stock for compensation	877,323	877					423,999			424,876
Issuance of stock for accrued legal services	150,000	150					68,350			68,500
Issuance of stock for conversion of note payable	175,713	176					247,684			247,860
Issuance of stock options							48,997			48,997
Valuation of warrants issued with notes payable							391,048			391,048
Net loss for year								(2,607,352)		(2,607,352)
Other comprehensive loss									(26,857)	(26,857)

Balance - September 30, 2008	16,117,137	16,117	10,000,000	10,000	-	-	8,351,065	(8,562,779)	(26,857)	(212,454)

Issuance of stock for consulting services	40,849,500	40,850			25,000,000	25,000	29,269,776			29,335,626
Issuance of stock for compensation	2,500,000	2,500			5,000,000	5,000	3,167,500			3,175,000
Issuance of stock for legal services	620,000	620					708,030			708,650
Issuance of stock for exercise of stock option	500,000	500					49,500			50,000
Issuance of stock for conversion of note payable	7,006,185	7,006					6,982,667			6,989,673
Issuance of stock in connection with the purchase of assets	500,000	500					549,500			550,000
Issuance of stock for accrued expenses	150,000	150					152,850			153,000
Issuance of stock for accrued compensation	370,970	371					459,629			460,000
Valuation of warrants issued with notes payable							1,513,969			1,513,969
Net loss for year								(37,316,062)		(37,316,062)
Other comprehensive loss									(17,920)	(17,920)

Balance - September 30, 2009	68,613,792	68,614	10,000,000	10,000	30,000,000	30,000	51,204,486	(45,878,841)	(44,777)	5,389,482

See accompanying notes to the consolidated financial statements

MAGNUM D'OR RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	September 30,
	2009	2008
Cash Flows from Operating Activities:
Net Loss	$(37,316,062)	$(2,607,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of assets	8,690
Stock issued for services and expenses	29,335,625	2,337,044
Stock issued for compensation expense	3,635,000	48,997
Depreciation and amortization	128,497	222
Amortization of debt discount	1,852,308	75,608
Changes in operating assets and liablitites:
Accounts receivable	(19,427)	-
Inventory	(23,562)	-
Lien asset purchased	(66,550)	-
Prepaid expenses	(87,846)	(167,270)
Utility deposits	(25,428)	-
Accounts payable and accrued expenses	555,229	194,851
Accrued interest	283,080	30,446
Advances from company officers	-	(32,995)
Net cash flows used in operating activities	(1,740,446)	(120,449)

Cash Flows from Investing Activities:
Payments for equipment - Canada subsidiary	(1,139,215)	(687,851)
Payments for inventory, property, plant and equipment - US subsidiary	(7,262,885)
Proceeds from sale of assets	12,000	-
Increase in equipment deposits	(256,224)	-
Cash flows used in investing activities	(8,646,324)	(687,851)

Cash Flows from Financing Activities:
Cash overdraft	-	(143)
Payments on capital leases	(10,804)	-
Repayment on notes payable	(534,208)	(200,000)
Proceeds from issuance of notes payable	9,671,092	1,382,000
Proceeds from loans and advances from stockholders	887,658	163,342
Cash flows provided by financing activities	10,013,738	1,345,199

Net (decrease) increase in cash	(373,032)	536,899

Effect of exchange rates on cash	(79,166)	(26,857)

Cash - Beginning of year	510,042	-

Cash - End of year	$57,844	$510,042

Supplementary Information
Interest Paid	$3,921	$9,883
Taxes Paid	$-	$-

Non-Cash Transactions
Converted debt, accounts payable and interest due to a shareholder to additional paid-in capital	$-	$1,763,467
Conversion of notes payable andaccrued interest to common stock	$6,989,673	$508,323
Stock issued in conjunction with asset purchase	$550,000	$-
Professional fees related to asset purchase in prepaid expenses	$337,255	$-
Common stock issued for accrued expenses	$861,650	$-
Exercise of stock option through reduction of accrued compensation	$50,000	$-
Lien assets purchased	$66,547	$-
Equipment financed through capital lease obligations	$98,462	$-
Equipment financed through accounts payable	$195,901	$-

See accompanying notes to the consolidated financial statements

Magnum d’Or Resources Inc.
Notes to the Consolidated Financial Statements
September 30, 2009

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies

Business Description

Magnum d’Or Resources, Inc. (the “Company”) was incorporated on September 3, 1999, under the laws of the State of Nevada.  The Company is engaged in the business of providing modified sources of recycled rubber products, reconstituted rubber derivatives, and rubber powders to various distributors and manufacturers.  It currently has one production facility located in Magog, Canada

Going Concern

Since its inception, the Company has generated insignificant revenues and has incurred accumulated losses of $45,878,841 through September 30, 2009.

The future success of the Company is dependent on its ability to attain additional capital funds to purchase equipment and construct facilities to fulfill its current contractual commitments, and, ultimately attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

Business History

Since its inception in 1999, the Company evolved through several transitions to its present mode. During its evolution, it operated as an internet information company, a mining exploration company, and a business acquisition company.

In December 2006, the Company’s then outstanding preferred stock, and thus voting control of the Company, was acquired by an individual for the express purpose of pursuing the Company’s current business strategy of producing high quality rubber powder and thermoplastics.

In December 2007, the Company acquired licensing rights to a number of patents and processes that allowed rubber to be reconstituted, added to raw virgin rubber in various quantities, specially blended into various other polymers, and mixed into EPDM compounds.  These license agreements were terminated on September 28, 2008 and replaced by new and more advanced technologies agreements developed by Sekhar Research Innovations of Malaysia (see below and Notes 9 and 11).

In May 2008, the Company formed a wholly-owned subsidiary, Magnum Recycling Canada (“MRC”), into which the Company subsequently transferred all production equipment for the purpose of establishing its first North American production facility.  The facility is located in Magog, Quebec, Canada for strategic geographical and commercial purposes.  Equipment installation and testing was performed throughout the summer and fall of 2008.  Production activities commenced during November of 2008, thus transforming the Company from a development stage entity to an operational entity.

In October 2008, the Company entered into an agreement with Sekhar Research Innovations of Malaysia to acquire use of technologically advanced processes and equipment that were thought to be more compatible with overall Company product development and market strategy. The Company will use these processes to disintegrate scrap tires, remove fibers and metal wire, produce crumb rubber, slurry, and liquefy recycled raw materials into various rubber and rubber-like products.

In June 2009, the Company formed another wholly-owned subsidiary, Magnum Recycling USA (“MRUSA"), for the purpose of establishing its first US operations.  In August 2009, a tire disposal facility located in Hudson, CO was acquired to meet this goal and establish a centralized US production and distribution facility (see Note 2). The site’s central location allows access to raw materials and delivery throughout the USA and North America.

Magnum d’Or Resources Inc.
Notes to the Consolidated Financial Statements
September 30, 2009

Basis of presentation and consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of Magnum d’Or Resources, Inc. and its subsidiaries, Recyclage Magnum Canada, Inc. and Magnum Recycling USA, Inc.  Intercompany accounts and transactions have been eliminated.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue recognition

The Company recognizes revenue from the sales of products in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin ("SAB") No. 104, when persuasive evidence of an order arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured.  Generally, these criteria are met at the time the product is shipped to customers when title and risk of loss have transferred.

Cash and cash equivalents

For financial reporting purpose, the Company considers all highly liquid investments purchased with original maturity of three months or less to be cash equivalents.

Accounts receivable

Accounts receivable are recognized and carried at the original invoice amount less allowance for any uncollectible amounts.  The Company uses the allowance method to account for uncollectible trade receivable balances.  An estimate for doubtful accounts is made when collection of the full amount is no longer probable.  At September 30, 2009, the allowance for doubtful accounts was zero.  At September 30, 2008, the Company had no accounts receivables.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.  No inventory was held at September 30, 2008.

Inventory as of September 30, 2009 consists of the following:

Raw materials	$6,971,698
Work in process	12,958
Finished goods	12,551
Total	$6,997,207

Raw materials are considered long-term assets as they are not expected to be processed and sold by the end of the subsequent fiscal year. Finished goods and work in process are considered current assets as they are expected to be sold before the end of the subsequent fiscal year.

Magnum d’Or Resources Inc.
Notes to the Consolidated Financial Statements
September 30, 2009

Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation has been computed using the straight-line method based upon estimated useful lives of ten years for production equipment and three to five years for software and computer equipment. Leasehold improvements are depreciated over the lesser of the remaining term of the lease, or the economic useful life.

Long-lived assets

The Company reviews and evaluated its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Impairment is considered to exist if the total estimated future cash flows on an undiscounted basis are less than the carrying amount of the assets, including goodwill, if any. An impairment loss is measured and recorded based on discounted estimated future cash flows. In estimating future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of future cash flows from other asset groups.  Based upon management’s assessment, there were no indicators of impairment of the Company’s long lived assets as of September 30, 2009 or 2008.

Income Taxes

The Company accounts for income tax using the liability approach and allows for recognition of deferred tax benefits in future years. Under the liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will expire before either the Company is able to realize their benefits, or that future realization is uncertain.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

Deferred tax assets

	2009	2008

Net operating loss carryforwards	$15,612,060	$2,890,982
Valuation allowance for deferred tax assets	(15,612,060)	(2,890,982)

Net deferred tax assets	$-	$-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of September 30, 2009 and 2008, the Company had net operating loss carryforwards of $20,344,309 and $8,502,887, respectively for federal and state income tax purposes. These carryforwards, if not utilized to offset taxable income, begin to expire in 2019. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization. The Company has available as of September 30, 2009 unused operating loss carryforwards totaling $20,344,309 which expire through 2029.

The Company adopted authorative guidance of FASB for accounting for uncertainty in income taxes on October 1, 2007.  The authorative guidance prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. The adoption of the authorative guidance had no impact on the Company's balance sheets or statements of operations.

Magnum d’Or Resources Inc.
Notes to the Consolidated Financial Statements
September 30, 2009

Share-based payments

The Company periodically issues and options and warrants to purchase shares of the Company’s common stock to employees and non-employees for services and for financing costs.  Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period.  Options vest and expire according to terms established at the grant date.

Loss per Share

Basic loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period.  The diluted earnings per share calculation give effect to all potentially dilutive common shares outstanding during the period using the treasury stock method for warrants and options and the if-converted method for convertible debentures.

As of September 30, 2009 and 2008, common stock equivalents were composed of warrants convertible into 300,000 and 1,432,000 shares of the Company's common stock, and options convertible into 0 and 500,000 shares of the Company’s common stock, respectively.  For the years ended September 30, 2009 and 2008, the conversion of the options and warrants has been excluded from the calculation of dilutive earnings per share, as the effects of such conversion would be anti-dilutive.

Financial Assets and Liabilities Measured at Fair Value

Effective October 1, 2008, fair value measurements are determined by the Company's adoption of authoritative guidance issued by the FASB, with the exception of the application of the statement to non-recurring, non-financial assets and liabilities as permitted. The adoption of the authoritative guidance did not have a material impact on the Company's fair value measurements. Fair value is defined in the authoritative guidance as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

    Level 1—Quoted prices in active markets for identical assets or liabilities.

    Level 2—Inputs, other than the quoted prices in active markets, are observable either directly or indirectly.

    Level 3—Unobservable inputs based on the Company's assumptions.

The Company is required to use of observable market data if such data is available without undue cost and effort.

At September 30, 2009 and 2008, the carrying amounts of financial instruments, including cash, accounts and other receivables, accounts payable and accrued liabilities, and notes payable approximate fair value because of their short maturity.

Foreign Currency Adjustments

The accompanying consolidated financial statements are presented in United States dollars (USD). The functional currency of the Company’s subsidiary Magnum Recycling Canada (“MRC”) is the Canadian dollar (CND).  Capital accounts of MRC are translated into United States dollars from CND at their historical exchange rates when the capital transactions occurred.  Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the period.

Magnum d’Or Resources Inc.
Notes to the Consolidated Financial Statements
September 30, 2009

	As of and for the year ended September 30, 2009	As of and for the year ended September 30, 2008

Period end CND : US$ exchange rate	$0.9211	$0.9397

Average period CND : US$ exchange rate	$0.8508	$0.9606

Concentration of Credit Risk

The Company identifies financial instruments of cash and accounts receivable that potentially subject the Company to concentration of credit risk.

The Company maintains its cash at several financial institutions located within the United States (US) and Canada. At times, the balance(s) may exceed the US Federal Deposit Insurance Corporation insured limit of $250,000 per account and/or the Canadian Deposit Insurance Corporation (CDIC) $100,000 insurance limit for each account.  As of September 30, 2009 the Company had no balances in excess of the insured limits compared to a $410,042 excess of the insured limits on September 30, 2008.

Reclassification

In presenting the Company’s consolidated balance sheet at September 30, 2008, the Company presented $131,042 deposits for equipment purchases as prepaid expenses.  In presenting the Company’s consolidated balance sheet at September 30, 2009, the Company has reclassified the balance of $131,042 to deposit for equipment purchase.

Recent accounting pronouncements

In December 2007, the FASB issued authoritative guidance on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred.  This guidance will be applicable to business combinations completed after July 1, 2009.  The Company believes adopting the new guidance will significantly impact its financial statements.

In December 2007, the FASB issued authoritative guidance on non-controlling interests in consolidated financial statements to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It is intended to eliminate the diversity in practice regarding the accounting for transactions between equity and non-controlling interests by requiring that they be treated as equity transactions. Further, it requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. The new guidance also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of a subsidiary, among others. The new guidance is effective for fiscal years beginning on or after December 15, 2008, with early adoption permitted, and it is to be applied prospectively.  The Company believes adopting the new guidance will not significantly impact its financial statements.

In June 2009, the FASB issued authoritative guidance on an amendment of accounting for transfers of financial assets, and seeks to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about transfers of financial assets; the effects of the transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  The authoritative guidance eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets.  The authoritative guidance is effective for interim and annual reporting periods beginning after November 15, 2009.  The Company believes adopting the new guidance will not significantly impact its financial statements.

Magnum d’Or Resources Inc.
Notes to the Consolidated Financial Statements
September 30, 2009

In June 2009, the FASB issued authoritative guidance on consolidation of variable interest entities, which requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  The authoritative guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and is effective for interim and annual reporting periods beginning after November 15, 2009. The Company believes adopting the new guidance will not significantly impact its financial statements.

In October 2009, the FASB, issued updates to revenue recognition for arrangements with multiple deliverables and accounting for revenue arrangements that include software elements. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance.  The authoritative guidance is effective for interim or annual periods beginning after June 15, 2010, with early adoption permitted.  The Company believes adopting the new guidance will not significantly impact its financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

Note 2 – Asset acquisition

On January 31, 2009, the Company signed a letter of intent (“LOI”) with Tire Recycling, Inc. of Hudson, Colorado (“TRI”) to acquire all of its holdings and assets (the “Hudson assets”). TRI owned and operated a facility consisting of buildings, equipment, and scrap tire inventory computed to be in excess of 310,000 tons of scrap tires. The facility is located on a parcel of 120 acres of commercially zoned land located in rural Weld County, Colorado.  On April 1, 2009, the Company learned that TRI was in Chapter 11 bankruptcy reorganization.  The Company continued to negotiate a purchase agreement under the rules associated with Chapter 11 Bankruptcy law.

In June 2009, all TRI assets were subsequently assigned to a court appointed Trustee to administer the sale of the TRI assets. This event prompted Magnum to acquire several secured and unsecured liens of TRI in a move to solidify its standing with the Trustee and the bankruptcy court.  Magnum was able to acquire all secured liens currently held against the property and its assets.

During this period Magnum negotiated a successful purchase from the Trustee of the Hudson assets for the amount of $6,500,000.  The Federal Bankruptcy Court subsequently approved the offer after statutory notice, bid procedure period, and final hearings were completed and satisfied.

On August 4, 2009 the Federal Bankruptcy Court in Colorado approved the TRI asset sale to Magnum and subsequently issued a motion for the sale of Hudson assets to Magnum. Closing and transfer of the purchased assets took place on August 25, 2009.  The components of the purchase price and the allocation of the purchase price are as follows:

Purchase price
Cash paid for acquisition of assets	$6,502,323
Cash paid for acquisition costs	26,108
Cash paid for purchase of stock interests	100,000
Notes payable issued for secured liens	44,454
Note payable issued for purchase of stock interests	550,000
Fair value of 304,238 shares of common stock issued for legal services related to acquisition	377,255
Fair value of 500,000 shares of common stock issued for purchase additional unsecured liens	550,000
Total	$8,150,140

Magnum d’Or Resources Inc.
Notes to the Consolidated Financial Statements
September 30, 2009

Purchase price allocation
Land	$427,770
Buildings	549,346
Trucks	19,812
Equipment	115,273
Truck scale	58,537
Tire inventory	6,979,402

Total purchase price	$8,150,140

Allocation of the purchase price was determined by management who utilized a valuation prepared by independent valuation experts as part of their assessment. Due to the quantity of scrap tires and the expected period to process them, they are classified as long term in the balance sheet.

Note 3 – Property, Plant and Equipment

Property, plant and equipment placed into service by the Company during 2009 totaled $2,693,656 In addition, the Company previously entered into a contract with a Malaysian company that specializes in developing rubber compounds, processing techniques, and specialized equipment for production of scrap rubber (see Note 11). Costs associated with this contract include certain amounts allocated to the development and purchase of equipment. The Company made payments aggregating $390,558 through September 30, 2009 that have been included in the accompanying consolidated balance sheet as Long Term - Deposits for Equipment. These payments made will be credited to the total price.

	September 30, 2009	September 30, 2008

Assets:

Land	$419,566	$-
Building	614,944	-
Production equipment	2,289,292	675,719
Office equipment and furniture	6,410	1,325
Leasehold improvements	51,290	10,807

Total equipment	3,381,502	687,851
Less: accumulated depreciation	(139,036)	(222)

Property, plant and equipment, net:	$3,242,466	$687,629

Depreciation and amortization expense totaled $128,497 and $222 for the years ended September 30, 2009 and 2008, respectively.

Magnum d’Or Resources Inc.
Notes to the Consolidated Financial Statements
September 30, 2009

 Note 4 – Accounts Payable and Accrued Expenses

As of September 30, 2009 and 2008, the Company had accounts payable and accrued expenses consisting of the following:

	September 30,	September 30,
	2009	2008

Accounts Payable	$287,663	$173,862
Legal Fees	11,171	39,670
Advertising	22,920	2,870
Accounting Fees	77,050	14,998
Employee Compensation	20,422	33,612
Consultant	7,873	30,000
Taxes	53,736	-
Security	4,173	-
SEC filings & stock transfer agent	2,677	-
Royalties	111,151	-
TOTAL	$598,836	$295,012

Note 5 – Notes Payable, Accrued Interest and Stockholder Loans and Advances

8 % Convertible Note Payable

On January 12, 2007, the Company issued a $50,000 convertible promissory note to an individual with interest payable semi-annually at the rate of 8%. This note matured on January 31, 2008.  The Company received an extension from the note holder on May 19, 2008, to extend the maturity of this note until November 19, 2008, with the same terms as the original note. The Company received a further extension from the note holder on February 5, 2009, to extend the maturity of this note until April 19, 2009, with the same terms as the original note. On February 20, 2009, the Company received a request to convert the note to common stock in accordance with the provisions outlined in the issued promissory note, which determined the conversion price to be $0.2525. Based on this conversion rate, 198,050 shares of common stock were issued. Accrued interest payable on this note as of the conversion date totaled $8,559, and was also converted to stock.  Based on a conversion rate of $0.505, 16,950 shares of common stock were issued (also see Note 6).

12% Notes Payable

During 2008, the Company issued an aggregate of $1,382,000 of 12% promissory notes with warrants to unrelated individuals, interest at the rate of 12% per annum, due October thru November 2009.

During 2009, $1,082,000 warrants were exercised at the face amount of $1.00 per share by debt holders of several 12% promissory notes. An equal amount of debt associated with these notes was retired when the note holders exercised their warrant options to purchase common stock. The accrued interest associated with the promissory notes were also paid in common stock at the market value on the respective conversion dates.

During 2009, the Company issued $300,000 of 12% promissory notes with warrants to unrelated individuals. These notes mature October thru December 2010 and are recorded as current debt in the accompanying consolidated balance sheet.

During 2009, $43,450 of 12% promissory notes were issued with unrelated individuals. These notes mature April through May 2011 and are recorded as long term debt in the accompanying consolidated balance sheet.

Magnum d’Or Resources Inc.
Notes to the Consolidated Financial Statements
September 30, 2009

All of the 12% Notes issued to date are general unsecured obligations of the Company. They have a total accrued interest of $133,464 payable as of September 30, 2009 which is recorded in accrued interest in the accompanying consolidated balance sheet.

The aggregate value of the warrants issued in connection with the 12% Notes were valued at $1,952,218 using the Black Scholes pricing model using the following assumptions; risk-free interest rates ranging from 2.88% to 3.98%; dividend yield of 0%; volatility factors of expected market price of common stock ranging from 150% to 329%; and expected lives of 1-2 years. The values of the warrants are considered as debt discount and are being amortized over the term of the Notes. During 2009, $1,851,628 of the debt discount has been amortized to interest expense and included in the accompanying consolidated statements of operations and comprehensive income.

9.75% Notes Payable

During 2009, the Company issued, in lieu of cash, an aggregate of $3,100,000 of promissory notes to unrelated individuals all with interest payable at the rate of 9.75% per annum.  During 2009, these notes were all converted to common stock at the option of the note holders.

6.00%  Note Payable

During 2009, the Company issued a 5 year $550,000 promissory note to an unrelated individual with interest payable at the rate of 6.00% per annum.  This note was issued as part of a $650,000 purchase of equity from owners of the parent entity which owned the landfill that Magnum acquired through bankruptcy proceedings ( see Note 2).

Advances from Stockholders

The Company was advanced a total of $1,051,000 from current stockholders during 2009. The advances were made as interest free loans to be paid back shortly after the closing of the Hudson asset purchase (see Note 2 and Note 12). This amount is recorded as a current liability in the accompanying consolidated balance sheet. These loans are general unsecured obligations by the Company.  On October 20, 2009 the Company issued in lieu of cash, 930,088 shares of common stock valued at $1,051,000 to repay the cash advances to the Company. This fulfilled complete repayment of the outstanding advance balances.

Note 6– Common Stock

On August 20, 2009 the Company amended its articles of incorporation to decrease the number of shares of common stock authorized from 190,000,000 shares to 150,000,000 shares; and increased the number of shares of preferred stock authorized from 10,000,000 shares to 50,000,000 shares. The Company further created a new series of preferred stock that was designated as “Series B Preferred Stock”; and that 40,000,000 shares of preferred stock be authorized for issuance for said Series B Preferred Stock, which will have all the rights, limitations, exceptions and qualifications as set forth in the Certificate of designation (see Note 7).

2009 transactions

The Company issued, in lieu of cash, an aggregate of 40,849,500 shares of common stock for consulting services valued at $15,335,625.  The common stock was issued in place of cash payments, and was valued based on the closing market prices on the date the Board of Directors authorized these issuances.

The Company issued, in lieu of cash, an aggregate of 2,500,000 shares of common stock as compensation valued at $375,000.  The common stock was issued in place of cash payments, and was valued based on the closing market prices on the date the Board of Directors authorized these issuances.

The Company issued, in lieu of cash, an aggregate of 620,000 shares of common stock for legal services valued at $708,650.  The common stock was issued in place of cash payments, and was valued based on the closing market prices on the date the Board of Directors authorized these issuances.

Magnum d’Or Resources Inc.
Notes to the Consolidated Financial Statements
September 30, 2009

During March 2009, the Company issued 500,000 shares of common stock to its current Chief Executive Officer in accordance with his request to exercise stock options previously granted to him under terms of his employment agreement.  The stock option exercise price was equal to $0.10 per share. The grant price was based on the Company’s common stock closing price on the day of the grant. The entire number of stock options vested immediately upon their granting date of December 28, 2007. The cost to exercise the entire number of options totaled $50,000 and was paid for by a deduction from the executive’s accrued salary in the amount of $50,000.

The Company issued, in lieu of cash, an aggregate of 7,006,280 shares of common stock in accordance with the purchase privileges of 7,006,280 previously issued warrants.  These warrants were exercised at their face value of $1.00 per share (see Note 10).  $7,006,280 of principal debt was retired concurrently with the exercise of these warrants and applied against the purchase of the $7,006,280 shares of common stock issued.

The Company issued, in lieu of cash, an aggregate of 500,000 shares of common stock, valued at $550,000 based on the closing market price on the date the board of directors authorized the issuance, in connection with the asset acquisition.  The common stock was issued in place of cash payments, and was valued based on the closing market prices on the date the Board of Directors authorized these issuances.

The Company issued, in lieu of cash, an aggregate of 150,000 shares of common stock for accrued expenses valued at $153,000.  The common stock was issued in place of cash payments, and was valued based on the closing market prices on the date the Board of Directors authorized these issuances.

The Company issued, in lieu of cash, an aggregate of 370,970 shares of common stock for consulting services valued at $490,001.  The common stock was issued in place of cash payments, and was valued based on the closing market prices on the date the Board of Directors authorized these issuances.

2008 transactions

On December 28, 2007 the Board of Directors approved the issuance of the 200,000 common shares to a German company valued at $20,000 in conjunction with the execution of a licensing and royalty agreement (see Note 8). The Board of Directors approved and issued 9,600,000 common shares valued at $960,000 to various individuals for assistance during the negotiations for this licensing agreement. The value of these 9,600,000 shares was charged to consulting expense. All shares were valued at the market price of $0.10 per share, the closing bid price on December 28, 2007. Subsequently, these licensing and royalty agreements were cancelled, effective September 28, 2008. All stock issued as part of these agreements were subsequently cancelled. Therefore, all costs recorded for these obligations have been reversed.

During fiscal year 2008 the Company issued, in lieu of cash, an aggregate of 10,156,334 shares of common stock as compensation for services provided by consultants, employees, and other professionals valued at $2,405,543. In addition, the Company issued 175,713 shares of common stock for settlement of debt valued at $247,860. The common stock was issued in place of cash payments, and was valued at prices ranging from $0.209 to $1.411 per share, based on the closing market prices on dates the Board of Directors authorized the issuances.

Note 7 – Preferred Stock

The Company has designated a new Series B Preferred Stock and authorized up to 40,000,000 million shares, to be issued. The Series B Preferred Stock has the following rights and privileges: par value $0.001; rank equal to common stock with respect to dividend rights, rights on liquidation, dissolution and winding-up of the affairs of the Company; conversion rights beginning one year following the date of issuance, each share of Series B Preferred stock shall, upon approval of the Company and a majority of the holders of the Series B Preferred stock, be convertible into one fully paid and non-assessable share of Common stock, provided that the Company  shall not convert any shares of the Series B Preferred stock until it has set aside sufficient shares of its Common stock to permit conversion of all the shares of Series B Preferred stock; redemption rights at the option of the Company, the Company shall have the right to redeem that number of Series B Preferred stock equal to the closing trading price of one share of common stock of the Company on the date of the notice of Redemption, plus any declared but unpaid dividends; voting rights of holders of Series B Preferred stock shall have the right to one vote for each share of Common stock into which such Series B Preferred stock could then be converted.

Magnum d’Or Resources Inc.
Notes to the Consolidated Financial Statements
September 30, 2009

During August 2009, the Company issued, in lieu of cash, an aggregate of 30,000,000 shares of Series B preferred stock to the Chief Executive Officer and a consultant valued at $16,800,000 or $0.56 per share.  The valuation was based on an analysis report performed by an independent expert who utilized a market approach to value the securities. The stock was issued in lieu of cash bonuses and performance payments.

Note 8 - Stock Options

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

The Company issued 500,000 common stock options to its current President and CEO on December 28, 2007 (see Note 6). These options were subsequently executed on March 2, 2009 in accordance with the option agreement. The stock option exercise price was equal to $0.10 per share. The grant price was based on the Company’s common stock closing price on the day of the grant. The entire number of stock options vested immediately upon their granting date of December 28, 2007. The cost to exercise the entire number of options totaled $50,000 and was paid for by a deduction from the executive’s accrued salary in the amount of $50,000.

Note 9 – Consulting Agreements

Other Consulting Agreements

During December 2008, the Company commenced with the consulting portion of an agreement entered into in October 2008.  The agreement calls for a monthly advisory fee of $7,000 to a consultant (see Note 11)

The continuation of other agreements with independent financial and business advisors continued through the reporting period. These consultants provide strategic relationships with several business development resources, and such other business matters as deemed necessary by Company management.  The terms of these agreements range from six months to several years. Under the terms of several of these agreements the company shall from time to time, pay to the consultant such compensation as shall be mutually agreed to between the parties. Under the terms of others, these agreements specify consultants be paid a fixed obligation by the Company, either in cash, company stock or a combination of both, at the discretion of the Company.

Note 10 – Warrants

The following table summarizes certain information about the Company’s stock purchase warrants (including the warrants discussed in Notes 5 & 6).

	Number of	Weighted Avg.	Weighted Avg.
	Warrants	Exercise Price	Term in Years

Warrants outstanding, September 30, 2008	1,432,000	$1.00	1.8
Warrants granted	4,120,900	$1.00	2.2
Warrants exercised	(5,202,900)	$1.00	1.3
Warrants expired/cancelled	-	-	-
Warrants outstanding, September 30, 2009	350,000	$1.00	0.5

Magnum d’Or Resources Inc.
Notes to the Consolidated Financial Statements
September 30, 2009

At September 30, 2009 the warrants had an intrinsic value of $88,500.  All warrants outstanding at September 30, 2009 are in-the-money and exercisable.

Note 11– Commitments and Contingencies

License and royalty agreement

In October 2008, the Company entered into an agreement with a Malaysian company that specializes in developing rubber compounds, processing techniques, and specialized equipment for processing scrap rubber and producing specialty compounds. License, research and development, equipment, minimum royalty and administrative expenses associated with this contract include payments and payables aggregating approximately $190,000 through September 30, 2009 and have been included in the accompanying consolidated statements of operations and comprehensive loss as operating expenses. In addition, the Company pays $7,000 per month as an advisory fee to a principal of the Malaysian company, and has advanced $205,558 as deposits on equipment to be delivered during fiscal year 2010.

Operating and Capital Leases

The Company entered into a building lease agreement on September 1, 2008 to lease 98,535 square feet of a commercial building in Magog, Quebec, Canada for the purpose of processing scrap rubber and tires. The term of this lease is five years, with annual rent equal to $2.07 per square foot (approximately $204,000, or $17,000 per month) for the first year, with annual base rent escalations of $.92 per square foot, resulting in annual rent in the fifth year of $5.75 per square foot (approximately $567,000, or $47,250 per month). The Company is also responsible for real estate taxes, utilities and other general maintenance of the premises.

On October 9, 2008 the Company entered into an equipment lease agreement for a forklift to transfer materials within its facility in Magog, Quebec, Canada. The lease calls for 60 equal payments of $535, which includes a financing fee of 7.25%, and a buyout provision of $1 at the lease completion. This lease is accounted for as a capitalized lease and recorded as obligations under capital leases in the accompanying consolidated balance sheet.

On December 9, 2008 the Company entered into an equipment lease agreement for a loader truck to transfer materials within and external to its facility in Magog, Quebec, Canada. The lease calls for 60 equal payments of $1,214, which includes a financing fee of 7.25%,  and a residual buyout provision of 25% (approximately $20,000) at the lease completion. This lease is accounted for as a capitalized lease and recorded as obligations under capital leases in the accompanying consolidated balance sheet.

Minimum future lease payments as of September 30, 2009 are payable as follows:

Year Ending	Building Rent	Forklift and Loader
-September 30, 2010	302,535	20,988
-September 30, 2011	393,296	20,988
-September 30, 2012	484,056	20,988
-September 30, 2013	519,983	20,988
-September 30, 2014	-	10,951

	$1,699,870	$94,903

Rent expense for the years ending September 30, 2009 and 2008 were $363,648 and $ 0, respectively.

Magnum d’Or Resources Inc.
Notes to the Consolidated Financial Statements
September 30, 2009

Note 12 - Subsequent Events

On September 3, 2009 the Company engaged Rodman & Renshaw, LLC as an exclusive placement agent to procure equity based financing for the Company for up to $5,000,000.  Subsequently, on December 18, 2009 the Company disengaged Rodman & Renshaw, LLC and entered into a new agreement with Chardan Capital Markets, LLC for similar purposes.  On December 23, 2009 the Company completed an agreement with Cranshire Capital, LP and received $3,500,000 in working capital in exchange for a 1 year 9% convertible promissory note with attached warrants. The note and warrants have ratchet and anti-dilution rights that will be accounted for as derivative liabilities. The Notes will bear interest at an annual rate of 9% payable quarterly in, at the Company's option, cash or, subject to the satisfaction of certain customary conditions, registered shares of the Company $.001 par value common stock (the “Common Stock”), and the Notes will be convertible into shares of Common Stock at a conversion price of $1.21 at any time.  In connection with the issuance of the Notes, the Company issued Series A Warrants to purchase 2,169,422 shares of the Company's Common Stock, Series B Warrants to purchase 2,892,562 shares of the Company's Common Stock, and Series C Warrants to purchase 2,169,422 shares of the Company's Common Stock (the Series A, Series B and Series C Warrants are referred to herein as the “Warrants”).  The exercise price for the Warrants is $1.21 per share, and each class of Warrant is exercisable for five years from the date of issuance.  The Notes and each class of the Warrants contain full-ratchet and other customary anti-dilution protections. These provisions may give rise to the warrants and the conversion feature being accounted for as derivatives the Company is currently reviewing the accounting effect of the transactions.

The Company and its subsidiaries also entered into a Security Agreement to secure payment and performance of the Company's obligations under the Notes pursuant to which the Company and its subsidiaries granted the investors a security interest in all of their respective property.  Each subsidiary of the Company also executed a Guaranty Agreement pursuant to which each subsidiary guaranteed all of the Company's obligations under the Notes. The Company also executed a Registration Rights Agreement pursuant to which the Company is required to file a registration statement within 45 days of the Closing Date, and the Company will use its reasonable best efforts to cause the registration statement to be declared effective within 90 days of the Closing Date and 120 days in the event the SEC reviews the registration statement.

On October 1, 2009, the Company formed a wholly-owned subsidiary, Magnum Engineering ("MEI") for the express purpose of providing engineering related services to the Company and to interested third parties

During October 2009, the Company issued, in lieu of cash, an aggregate of 3,100,000 shares of common stock for consulting services valued at $3,513,000. The common stock was issued in place of cash payments, and was valued between $1.13 and $1.23 per share, based on the closing market prices on the date the board of directors authorized the issuances.

In addition, on October 15, 2009 the Company issued, in lieu of cash, 100,000 shares of common stock for professional services valued at $123,000. The common stock was issued in place of cash payments, and was valued at $1.23 per share, based on the closing market price on the date the board of directors authorized the issuance.

On October 20, 2009, the Company issued, in lieu of cash, 350,000 shares of common stock, valued at $350,000, in accordance with the purchase privileges of 350,000 previously issued warrants.  These warrants were exercised at their face value of $1.00 per share (see Note 10).  $350,000 of 12% principal debt was retired concurrently with the exercise of these warrants and applied against the purchase of the 350,000 shares of common stock issued. In addition, 77,332 shares of common stock, valued at $76,085.16 were issued to pay the accrued interest on these notes.

Also on October 20, 2009 the Company issued in lieu of cash, 930,088 shares of common stock valued at $1,051,000 to repay prior cash advances to the Company from stockholder(s). This fulfilled complete repayment of the outstanding advance balance as of the issue date

During November 2009, the Company issued, in lieu of cash, an aggregate of 1,475,000 shares of common stock for consulting services and bonuses valued at $1,772,500. The common stock was issued in lieu of cash payments, and was valued between $1.18 and $1.34 per share, based on the closing market prices on the date the Board of Directors authorized the issuances.

Magnum d’Or Resources Inc.
Notes to the Consolidated Financial Statements
September 30, 2009

Also during November 2009, the Company issued, in lieu of cash, 200,000 shares of common stock, valued at $241,000 for satisfaction of certain accounts payable for previous services rendered by consultants of the Company for professional and contract services.

On November 20, 2009, the Company rescinded 500,000 shares of common stock issued to a previous employee and Director, valued at $75,000, in accordance with its revocability clauses in response to the early termination of his employment contract.  The remaining terms of the agreement are currently in effect with no additional liability for payments or penalties. The common stock issued was valued at $0.15 per share, based the closing market prices on the date the board of directors authorized the issuance.

During December 2009, the Company rescinded 400,000 shares of common stock previously issued in connection with the asset acquisition (see note 6) due to breach of the agreement entered into.

Additionally, the Company rescinded 2,000,000 shares of common stock previously issued for consulting services that were not yet fully consummated with the parties involved.

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through January 11, 2010, the date the financial statements were available to be issued.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Murrell, Hall, McIntosh & Co., PLLP, the previous independent registered public accounting firm of Magnum d’Or Resources, Inc. (the "Company") for the fiscal year ended September 30, 2007, resigned on May 27, 2008, from further audit services to the Company.

During the fiscal year ended September 30, 2009, the consolidated financial statements of the Company did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to any uncertainty, audit scope, or accounting principles, but expressed a concern regarding the ability of the Company to continue as a going concern.

Effective July 21, 2008, the Company engaged and appointed Weinberg & Company, P.A. of Boca Raton, Florida, as its principal independent registered public accounting firm to audit its consolidated financial statements

ITEM 9A(T)	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

 Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are ineffective at ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

The Company does not have adequate personnel to provide required review of day-to-day financial transactions and review of financial statement disclosures. To remediate the control deficiencies, one of several specific additional steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our Chairman of the Board and committee chairs, who are charged with implementing and/or carrying out our plan. It should also be noted that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Magnum d’Or Resources Inc.
Notes to the Consolidated Financial Statements
September 30, 2009

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

Management’s Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company’s sole officer, its Chief Executive Officer, President, and Treasurer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2009, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

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

Not Applicable

Magnum d’Or Resources Inc.
Notes to the Consolidated Financial Statements
September 30, 2009

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Management of the Company

The following table sets forth the name, age, and position with the Company for the only director and officer of the Company as of September 30, 2009.

Name	Age	Position

Joseph J. Glusic	52	Chief Executive Officer, President, Treasurer and Director

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

Magnum d’Or Resources Inc.
Notes to the Consolidated Financial Statements
September 30, 2009

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

ITEM 11.	EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following sets forth the compensation of the Company’s executive officers for the fiscal years ended September 30, 2009 and 2008.

Name and Principal Position	Fiscal Year Ended September 30	Salary	Bonus	Options	All Other Compensation

Joseph J. Glusic	2009	$793,000	$2,800,000	$0	$14,730
President and Chief	2008	$90,000	$20,000	$48,997	$13,236
Executive Officer

Mr. Glusic was appointed as a director of the Company and as its Chief Executive Officer and President on January 1, 2008, and entered into an employment agreement with the Company. There are no other plans, understandings, or arrangements whereby any of the Company's officers, directors, or principal stockholders, or any of their affiliates or associates, would receive funds, stock, or other assets in connection with the Company's participation in a business. No advances have been made or contemplated by the Company to any of its officers, directors, or principal stockholders, or any of their affiliates or associates.

There is no policy that prevents management from adopting a plan or agreement in the future that would provide for cash or stock based compensation for services rendered to the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of September 30, 2009, the number and percentage of the outstanding shares of capital stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group, and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Magnum d’Or Resources Inc.
Notes to the Consolidated Financial Statements
September 30, 2009

Name and Address	Common Stock	% of Class

Joseph J. Glusic	3,805,601	5.22%
9089 S. Pecos Road, Suite 3400
Henderson, NV 89074

Michel Boux	1,042,500	1.43%
4748 Tomifobia
Sherbrooke, Quebec, Caanada

Chad A. Curtis	32,352,335	44.41%
595 Stewart Ave
Garden City, NY 11530

CEDE & Company	21,035,161	28.88%
P.O. Box 222
Bowling Green Station
New York, NY 10274

All executive officers and directors as a group	4,848,101	6.66%

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

Magnum d’Or Resources Inc.
Notes to the Consolidated Financial Statements
September 30, 2009

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the fiscal year ending September 30, 2009 and 2008 the current President and Chief Executive Officer, Joseph J. Glusic, received 2,500,000 and 466,212 shares of the common stock of the Company for compensation, representing 4% and 2.6% of the issued and outstanding common stock of the Company as of September 30, 2009 and 2008.

Former President and Chief Executive Officer and current consultant to the Company, Chad A. Curtis, received 25,000,000xxx and 7,352,335 shares of the common stock of the Company for consulting fees in lieu of cash compensation and expenses incurred on behalf of the Company which represented approximately 36% and 40.6% of the issued and outstanding common stock of the Company as of September 30, 2009 and 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees billed for professional audit services rendered by Murrell, Hall, McIntosh & Co., PLLP and Weinberg & Company, P.A. during the last two fiscal years ended September 30, 2009 and 2008:

Type of Fee	Weinberg & Company, P.A. FYE 9/30/09	Weinberg & Company, P.A. (Successor Accountant, effective July 25, 2008) FYE 9/30/08	Murrell, Hall, McIntosh & Co., PLLP (Predecessor Accountant) FYE 9/30/08
Audit Fees	$78,529	$128,521	$5,000
Audit Related Fees	$0	$0	$0
Tax Fees	$0	$0	$0
All Other Fees	$0	$0	$0
Total	$78,529	$128,521	$5,000

Audit Fees:  Fees for the audit of our annual financial statements included in our report on Form 10-K, and reviews of our quarterly financial statements included in our reports on Form 10-Q. Total fees for the audit of our September 30, 2009 financial statements, and not included in the fees billed as of September 30, 2009 are projected to be approximately $90,000.

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

Magnum d’Or Resources Inc.
Notes to the Consolidated Financial Statements
September 30, 2009

PART IV
ITEM 15.	EXHIBITS

A.  INDEX TO EXHIBITS

Exhibit No.

Magnum d’Or Resources Inc.
Notes to the Consolidated Financial Statements
September 30, 2009

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated: January 12, 2010	/s/ Joseph J. Glusic

Joseph J. Glusic, Chief Executive Officer,
President, Treasurer, Principal Accounting and Financial
Officer, and Director