Form 10-Q
period 2009-12-31
Magnum dOr Resources Inc
filed 2010-02-16
CIK 1099963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 73,436,212 shares as of February 16, 2010.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

MAGNUM D’OR RESOURCES, INC. AND SUBSIDIARY
Quarterly Report for the period Ended December 31, 2009
(Unaudited)

 PART I: FINANCIAL INFORMATION

MAGNUM D'OR RESOURCES, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2009	2009
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash	$2,938,054	$57,844
Accounts receivable	12,934	19,708
Inventory	51,193	25,509
Bond acquisition costs, net	288,443	-
Lien asset receivable, net of deferred revenue of $66,547	66,550	66,550
Prepaid expenses	3,105,205	408,311

Total Current Assets	6,462,379	577,922

Property, plant and equipment, net	3,513,692	3,242,466

Other Assets:
Inventory	6,971,698	6,971,698
Utility deposits	29,796	28,333
Deposits on equipment	409,302	390,558

Total Other Assets	7,410,796	7,390,589

TOTAL ASSETS	$17,386,867	$11,210,977

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$868,388	$598,836
Accrued interest	44,449	138,778
Advances from stockholders	-	1,051,000
Deferred rent	219,155	189,084
Current obligations under capital leases	16,533	15,667
Notes payable, net of discounts of $3,409,308 and $18,451, respectively	1,860,722	2,288,706

Total Current Liabilities	3,009,247	4,282,071

Long Term Liabilities:
Asset retirement obligation	52,619
Non-current obligations under capital leases	77,742	79,236
Non-current notes payable	2,277,656	1,460,188
Derivative liability	2,982,699	-

Total Long Term Liabilities	5,390,716	1,539,424

TOTAL LIABILITIES	8,399,963	5,821,495

COMMITMENTS AND CONTINGENCIES

Stockholders' Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized,
10,000,000 issued and outstanding, respectively	10,000	10,000
Preferred stock B, $.001 par value; 40,000,000 shares authorized,
30,000,000 and 0 issued and outstanding, respectively	30,000	30,000
Common stock, $.001 par value; 150,000,000 shares authorized,
73,436,209 and 68,613,792 issued and outstanding, respectively	73,436	68,614
Additional paid-in capital	57,320,748	51,204,486
Accumulated deficit	(48,455,392)	(45,878,841)
Accumulated other comprehensive loss	8,112	(44,777)
Total Stockholders' Equity	8,986,904	5,389,482

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,386,867	$11,210,977

See accompanying notes to the consolidated financial statements

MAGNUM D'OR RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended
	December 31,	December 31,
	2009	2008

Sales	$5,377	$5,647

Cost of Sales	355,977	33,254

Gross Loss	(350,600)	(27,607)

Operating Expenses
Officer compensation, non-cash	123,706	418,612
Consulting fees, non-cash	1,690,867	4,138,540
Legal and professional fees	409,715	95,571
General and administrative expenses	174,986	41,544
Rent	101,479	86,414
Royalties	48,361	25,216
Depreciation and amortization	8,368	9,239

Total Operating Expenses	2,557,482	4,815,136

Loss from Operations	(2,908,082)	(4,842,743)

Other Income (Expense)
Gain (loss) on disposal of assets	(3,808)	-
Miscellaneous income	3,027	-
Interest income	111	-
Amortization of bond acquisition costs	(6,557)	-
Gain on derivative	512,799	-
Interest expense	(174,041)	(113,042)
Net other income (expense)	331,531	(113,042)

Net Loss	(2,576,551)	(4,955,785)

Other Comprehensive Income (Loss)
Gain (loss) from foreign currency translation	52,889	(153,370)

Comprehensive Loss	$(2,523,662)	$(5,109,155)

Net Loss Per Share - Basic and Diluted	$(0.04)	$(0.16)

Per Share Information:
Weighted Average Number of Shares
Outstanding - Basic and Diluted	72,771,012	30,621,473

See accompanying notes to the consolidated financial statements

MAGNUM D'OR RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(unaudited)
										Total
							Additional		Other	Stockholder's
	Common	Stock	Preferred	Stock	Preferred	Stock	Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares B	Amount	Capital	(Deficit)	Loss	(Deficit)

Balance - September 30, 2008	16,117,137	16,117	10,000,000	10,000	-	-	8,351,065	(8,562,779)	(26,857)	(212,454)

Issuance of stock for consulting services	40,849,500	40,850			25,000,000	25,000	29,269,776			29,335,626
Issuance of stock for compensation	2,500,000	2,500			5,000,000	5,000	3,167,500			3,175,000
Issuance of stock for accrued legal services	620,000	620					708,030			708,650
Issuance of stock for exercise of stock option	500,000	500					49,500			50,000
Issuance of stock for conversion of note payable	7,006,185	7,006					6,982,667			6,989,673
Issuance of stock in connection with the purchase of assets	500,000	500					549,500			550,000
Issuance of stock for accrued expenses	150,000	150					152,850			153,000
Issuance of stock for accrued compensation	370,970	371					459,629			460,000
Valuation of warrants issued with notes payable							1,513,969			1,513,969
Net loss for year								(37,316,062)		(37,316,062)
Other comprehensive loss									(17,920)	(17,920)

Balance - September 30, 2009	68,613,792	68,614	10,000,000	10,000	30,000,000	30,000	51,204,486	(45,878,841)	(44,777)	5,389,482

Issuance of stock for consulting services	3,375,000	3,375					4,511,125			4,514,500
Issuance of stock for conversion of note payable	1,047,417	1,047					1,182,237			1,183,284
Issuance of stock for conversion of warrants	300,000	300					300,000			300,300
Issuance of stock for prepaid expenses	100,000	100					122,900			123,000
Net loss for year								(2,576,551)		(2,576,551)
Other comprehensive gain									52,889	52,889

Balance - December 31, 2009	73,436,209	73,436	10,000,000	10,000	30,000,000	30,000	57,320,748	(48,455,392)	8,112	8,986,904

See accompanying notes to the consolidated financial statements

MAGNUM D'OR RESOURCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	December 31,	December 31,
	2009	2008
Cash Flows from Operating Activities:
Net Loss	$(2,576,551)	$(4,955,785)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock issued for services and expenses	1,734,433	4,080,525
Stock issued for compensation expense	-	375,000
Depreciation and amortization	79,342	9,239
Amortization of debt discount	104,641	59,466
Loss on disposal	3,808	-
Services paid with fixed assets	5,000	-
Gain on derivatives	(512,799)	-
Changes in operating assets and liablitites:
Accounts receivable	6,899	(5,647)
Inventory	(24,625)	-
Prepaid expenses	209,009	(53,195)
Utility deposits	(500)	-
Accounts payable and accrued expenses	276,598	280,000
Accrued interest	43,570	53,042
Deferred rent	-	40,665

Net cash flows used in operating activities	(651,175)	(116,690)

Cash Flows from Investing Activities:
Payments for equipment	(43,938)	(298,367)
Increase in equipment deposits	(196,580)	(428,958)

Cash flows used in investing activities	(240,518)	(727,325)

Cash Flows from Financing Activities:
Cash overdraft	-	9,347
Payments on capital leases	(3,905)	-
Repayment on notes payable	(584,303)	(650)
Payments of bond acquisition costs	(295,000)	-
Proceeds from issuance of notes payable	4,659,329	300,000
Proceeds from loans and advances from stockholders	-	87,690

Cash flows provided by financing activities	3,776,121	396,387

Net (decrease) increase in cash	2,884,428	(447,628)

Effect of exchange rates on cash	(4,218)	(62,041)

Cash - Beginning of year	57,844	510,042

Cash - End of year	$2,938,054	$373

Supplementary Information
Interest Paid	$14,280	$-
Taxes Paid	$-	$-

Non-Cash Transactions
Conversion of notes payable for common stock	$1,345,686	$-
Common stock issued for prepaid expenses	$2,903,067	$-
Common stock issued for accrued interest	$137,899	$-
Equipment financed through capital lease obligations	$-	$95,524

See accompanying notes to the consolidated financial statements

Magnum d’Or Resources Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
December 31, 2009
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

Currently the Company is engaged in the business of providing modified sources of recycled rubber products, reconstituted rubber derivatives, and rubber powders to various distributors and manufacturers. It currently has two production facilities located in Magog, Canada and Hudson, CO.  It intends to develop additional facilities that produce various wholesale rubber products, high quality reconstituted rubber powders, specialty blend malleable materials, thermoplastics and thermoplastics elastomers.

The Company intends to acquire additional equipment, facilities and resources to allow it to strategically provide modified sources of recycled rubber products, reconstituted rubber derivatives, and high quality rubber powders to various distributors and manufacturers. This will be accomplished through wholly owned and joint venture facilities that may be fabricated or acquired as the market allows.  The Company intends on establishing technical facilities, either coincident with or separate from its production facilities, for purposes of research and development activities.  It may also enter into strategic alliances with educational institutions and/or research firms to advance its market research and develop innovative products and solutions associated with its core recycling business.

Business History

During October 2005, the Company formed Sunrise Mining Corporation (“Sunrise”), which became a wholly-owned subsidiary. Subsequent to Sunrise’s incorporation, the Company transferred all of the rights to its mining operations to Sunrise. During January 2007, the Company announced that it planned to spin-off its wholly owned subsidiary, Sunrise Mining Corporation, to its stockholders.  The spin-off was completed in November 2007.

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

During December 2007, the Company acquired licensing rights to a number of patents and processes that allowed rubber to be reconstituted, added to raw virgin rubber in various quantities, specially blended into various other polymers, and mixed into EPDM compounds.  These license agreements were terminated on September 28, 2008 and replaced by new and more advanced technologies agreements developed by Sekhar Research Innovations of Malaysia (see below and Note 11).

In May 2008, the Company formed a wholly-owned subsidiary, Recyclage Magnum Canada, Inc. (“MRC”), which the Company subsequently transferred all production equipment to for the purpose of establishing its first North American production facility.  The facility is located in Magog, Quebec, Canada for strategic geographical and commercial purposes.  Equipment installation and testing was performed throughout the summer and fall of 2008.  Production activities commenced during November of 2008, thus transforming the Company from a development stage entity to an operational entity.

During this same period the Company entered into a Joint Venture Agreement with Sekhar Research Innovations of Malaysia (October 2008) to acquire use of technologically advanced patents, processes, and equipment that were thought to be more compatible with overall Company product development and market strategy. The Company will use these patented processes to disintegrate scrap tires, remove fibers and metal wire, produce crumb rubber, slurry, and liquefy recycled raw materials into various rubber and rubber-like products.

Magnum d’Or Resources Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
December 31, 2009
(Unaudited)

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

On October 1, 2009, the Company formed a wholly-owned subsidiary, Magnum Engineering ("MEI") for the express purpose of providing engineering related services to the Company and to interested third parties.

Basis of Presentation

These condensed consolidated financial statements have been prepared by the Company, without audit, in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2009, are not necessarily indicative of results that may be expected for the fiscal year ending September 30, 2010. The condensed consolidated balance sheet information as of September 30, 2009 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.

The Company operates in one business segment, the development of recycling rubber tires into various rubber products. Significant accounting principles followed by the Company and the methods of applying those principles, which materially affect the determination of financial position and cash flows, are summarized below:

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Consolidation Policy

The accompanying consolidated financial statements include the accounts of Magnum d’Or Resources, Inc. and its wholly owned subsidiaries, Recyclage Magnum Canada, Inc., Magnum Recycling USA, Inc, and Magnum Engineering. Intercompany accounts and transactions have been eliminated.

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

Magnum d’Or Resources Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
December 31, 2009
(Unaudited)

Inventories

At December 31, 2009, inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Provisions to value the inventory at the lower of the actual cost to purchase and / or manufacture the inventory, or the current estimated market value of the inventory, are based upon assumptions about future demand and market conditions. The Company also performs evaluations of inventory and records a provision for estimated excess and obsolete items based upon forecasted demand, and any other known factors at the time.  No provision existed as of December 31, 2009.  Raw materials are primarily considered long-term assets as they are not expected to be manufactured and sold by the end of the subsequent fiscal year. Finished goods are considered current assets as they are expected to be sold before the end of the subsequent fiscal year.  Inventory as of December 31, 2009 consists of the following:

Raw materials	$6,971,698
Finished Goods	51,193
Total	$7,022,891

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company has identified net deferred tax assets, primarily made up of cumulative net operating loss carryforwards.  However, the Company has also recorded a 100% valuation allowance for these deferred tax assets based on the amount expected to be realized.

In accounting for unrecognized tax benefits, a tax position is required to meet a prescribed recognition threshold before being recognized in the financial statements. Based on all known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of December 31, 2009, is not material to its results of operations, financial condition or cash flows.  The Company also believes that the total amount of unrecognized tax benefits as of December 31, 2009, if recognized would not have a material effect on its effective tax rate. The Company further believes that there are no tax provisions for which it is more likely than not, based on current tax law and policy, that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the Company’s results of operations, financial condition, or cash flows.

Magnum d’Or Resources Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
December 31, 2009
(Unaudited)

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with ASC 410-20.  Under this standard, a liability is recognized for the fair value of legally required asset retirement obligations associated with long-lived assets in the period in which the retirement obligations are incurred and the liability can be reasonably estimated. The Company capitalizes the associated asset retirement costs as part of the carrying amount of the long-lived asset. The liability is initially measured at fair value and subsequently is adjusted for accretion expense and changes in the amount of timing of the estimated cash flows.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company’s operations are progressing forward; however, the Company has generated no significant revenue, has an accumulated deficit of $48,455,392 and a negative cash flow from operations of $651,175 for the three months ended December 31, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The future success of the Company is dependent on its ability to obtain additional capital funds to purchase equipment and construct facilities to fulfill its current contractual commitments, and, ultimately attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

Fair Value of Financial Instruments

The Company accounts for fair value in accordance with ASC 820-10 with respect to fair value measurements of (a) non-financial assets and liabilities that are recognized or disclosed at fair value in the Company's financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. ASC 820-10 defines fair value as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.

ASC 820-10 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for similar assets or liabilities in active markets. Level 3 inputs are unobservable inputs for the asset or liability. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Magnum d’Or Resources Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
December 31, 2009
(Unaudited)

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2009:

	Total Carrying Value at 12/31/2009	(Level 1)	(Level 2)	(Level 3)

Compound Embedded Derivative	$714,368	$—	$—	$714,368
Warrant Derivatives	$2,268,331	$—	$—	$2,268,331
Total	$2,982,699	$—	$—	$2,982,699

The derivative liabilities are measured at fair value using quoted market prices and estimated volatility factors, and are classified within Level 3 of the valuation hierarchy. There were no changes in the valuation techniques during the three months ended December 31, 2009.  The Company recorded a gain from the derivative liability of $512,799 which is recorded as gain on derivate in the statement of operations.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Compound Embedded Derivative	Warrant Derivative	Total
Inception date fair value (December 23, 2009)	$863,134	$2,632,364	$3,495,498
Total (gains) recorded in earnings	(148,766)	(364,033)	(512,799)
Fair value at December 31, 2009	$714,368	$2,268,331	$2,982,699

Stock Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for stock option and warrant grants issued and vesting to employees using ASC 718-10, and for all share-based payments granted based on the requirements of ASC 718-10. The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with ASC 505-50:  whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

Net Loss per Share

The net loss per share has been computed using the weighted-average number common shares outstanding during the three months ending December 31, 2009.  As of December 31, 2009, potentially dilutive convertible notes payable, options and warrants to purchase common stock aggregating 2,892,562, zero, and 7,231,406 shares respectively, were outstanding and not considered because their effect would have been anti-dilutive.

Accounting Pronouncements Issued Not Yet Adopted

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). Also refer to FASB ASC 810-10-65, Consolidation – Overall – Transition and Open Effective Date Information. This guidance relates to the consolidation of variable interest entities. It eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This guidance also requires additional disclosures about an enterprise’s involvement in variable interest entities. This guidance is effective as of the beginning of an entity’s fiscal year, and interim periods within the fiscal year, beginning after November 15, 2009. The Company will adopt this guidance in the first quarter of fiscal 2011. The Company is currently evaluating the potential impact, if any, of this guidance on its consolidated financial statements.

Magnum d’Or Resources Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
December 31, 2009
(Unaudited)

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition – Multiple Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included in FASB ASC 605-25. The revised guidance provides for two significant changes to the existing multiple-element revenue arrangements guidance. The first change relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This change will result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. Together, these changes will result in earlier recognition of revenue and related costs for multiple-element arrangements than under previous guidance. This guidance also expands the disclosures required for multiple-element revenue arrangements. Effective for interim and annual reporting periods beginning after December 15, 2009. The Company is currently evaluating the potential impact, if any, of this guidance on its consolidated financial statements.

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

Note 2 –Property, Plant and Equipment and Deposits on Equipment

The Company placed equipment into service during the quarter ending December 31, 2009 totaling $281,565. In addition, during fiscal year 2009 the Company entered into a contract with a Malaysian company that specializes in developing rubber compounds (see Note 9), processing techniques, and specialized equipment for production of scrap rubber. Costs associated with this contract include certain amounts allocated to the development and purchase of equipment. The Company made payments aggregating $409,302 through December 31, 2009 that have been included in the accompanying condensed consolidated balance sheet as deposits for equipment. Advance payments made will be credited to the total price.

	December 31, 2009	September 30, 2009

Assets:
Land	$419,566	$419,566
Land – Asset retirement obligation	52,619	-
Building	614,944	614,944
Leasehold improvements	54,984	51,290
Production equipment	2,589,301	2,289,292
Office equipment and furniture	8,077	6,410

Total equipment	3,730,494	3,381,502
Less: accumulated depreciation	(216,802)

Property, plant and equipment, net	$3,513,692	$3,242,466

Depreciation and amortization expense totaled $79,592 and $9,239 for the three months ended December 31, 2009 and 2008, respectively.

Magnum d’Or Resources Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
December 31, 2009
(Unaudited)

Note 3 – Notes Payable, Accrued Interest and Stockholder Loans

Notes payable, net, consists of the following:

	December 31, 2009	September 30, 2009

4% notes payable	$1,867,713	$2,161,342
6% notes payable	974,179	1,262,553
9% notes payable	90,692	-
9.75% notes payable	1,164,645	-
12% notes payable	41,149	324,999

Total	4,138,378	3,748,894
Less: current maturities	(1,860,722)	(2,288,706)

Long term debt	$2,277,656	$1,460,188

4.00%  Note Payable

During fiscal year 2009, the Company issued promissory notes aggregating $2,408,103 to unrelated financial institutions in connection with the acquisition of liens related to an asset acquisition. Interest payable at the rate of 4% with scheduled monthly payments of interest and principal totaling $104,642. These notes are secured obligations of the Company, as evidenced by pledge agreements that provide as collateral for the repayment of these notes, deeds of trust for all real property associated with the asset acquisition.  Any unpaid balance of principal or interest will be due in full in June 2011. As of December 31, 2009 the outstanding principal balances totaled $1,867,713 and accrued interest of $3,045 which are recorded in the accompanying consolidated balance sheet.

6.00%  Note Payable

During fiscal year 2009, the Company issued a promissory note for $1,000,000 to an unrelated financial institution in connection with the acquisition of liens related to an asset acquisition. Interest payable at the rate of 6% with scheduled monthly payments of interest and principal totaling $100,000. This note is a secured obligation of the Company, as evidenced by a pledge agreement that provide as collateral for the repayment of this note, a deed of trust for all real property associated with the asset acquisition. Any unpaid balance of principal or interest will be due in full in May 2010. As of December 31, 2009 the outstanding principal balance totaled $974,179 and accrued interest of $12,829 which are recorded in the accompanying consolidated balance sheet.

9.00%  Note Payable

During fiscal year 2010, the Company issued $3,500,000 (net of discounts of $3,409,308) in convertible notes to unrelated individuals with interest payable at the rate of 9.00% per annum. The Company incurred $295,000 of debt issuance costs related to these notes payable. Any unpaid balance of principal or interest will be due in full in December 2010. The debt issuance costs are being amortized using the effective interest rate method over the notes payable term. Amortization recorded as interest expense in the statement of income for the three months ended December 31, 2009 was $6,557.  The convertible notes have an accrued interest balance of $7,875 payable as of December 31, 2009, which is recorded in accrued interest in the accompanying consolidated balance sheet.  See Notes 6 and 7.

Magnum d’Or Resources Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
December 31, 2009
(Unaudited)

12% Notes Payable

During fiscal year 2009, the Company issued a promissory note for $43,450 to an unrelated financial institution in connection with the acquisition of liens related to an asset acquisition. Interest payable at the rate of 12% with no scheduled monthly payments.  Any unpaid balance of principal or interest will be due in full in May 2011. As of December 31, 2009 the outstanding principal balance totaled $41,149 and accrued interest of $3,492 which are recorded in the accompanying consolidated balance sheet.

9.75% Notes Payable

During fiscal year 2010, the Company issued, in lieu of cash, an aggregate of $1,164,642 of 2 year promissory notes with unrelated individuals all with interest payable at the rate of 9.75% per annum with no scheduled monthly payments.  Any unpaid balance of principal or interest will be due in full in December 2011.  The promissory notes have an accrued interest balance of $16,329 payable as of December 31, 2009, which is recorded in accrued interest in the accompanying consolidated balance sheet.

Note 4 – Common Stock

During October 2009, the Company issued, in lieu of cash, an aggregate of 3,100,000 shares of common stock valued at $3,513,000 for consulting services. The common stock was valued between $1.13 and $1.23 per share, based on the closing market prices on the date the board of directors authorized the issuances. As of December 31, 2009, the value of services that are yet to be performed and have been capitalized is $2,147,000

On October 15, 2009 the Company issued, in lieu of cash, 100,000 shares of common stock valued at $123,000 for professional services. The common stock was valued at $1.23 per share, based on the closing market price on the date the board of directors authorized the issuance.  The value of services that are yet to be performed and have been capitalized is $88,157.

On October 20, 2009, the Company issued, 300,000 shares of common stock, valued at $300,000, in accordance with the purchase privileges of 300,000 previously issued warrants.  These warrants were exercised at their face value of $1.00 per share (see Note 10).  $300,000 of 12% principal debt was retired concurrently with the exercise of these warrants and applied against the purchase of the 300,000 shares of common stock issued. In addition, 46,830 shares of common stock, valued at $52,924, or $1.13 per share, were issued to pay the accrued interest on these notes.

Also on October 20, 2009 the Company issued in lieu of cash, 930,088 shares of common stock valued at $1,051,000 to repay prior cash advances to the Company from stockholders. This fulfilled complete repayment of the outstanding advance balance as of the issue date. In addition, 70,500 shares of common stock, valued at $79,662, or $1.13 per share, were issued to pay the accrued interest on these notes.

During November 2009, the Company issued, in lieu of cash, an aggregate of 550,000 shares of common stock for consulting services and bonuses valued at $686,000. The common stock was valued between $1.18 and $1.34 per share, based on the closing market prices on the date the Board of Directors authorized the issuances.  As of December 31, 2009, the value of services that are yet to be performed and have been capitalized is $750,928.

Also during November 2009, the Company issued, in lieu of cash, 125,000 shares of common stock, valued at $147,500 for satisfaction of certain accounts payable for previous services rendered by consultants of the Company for professional and contract services.  The common stock was valued at $1.18 per share, based on the closing market prices on the date the Board of Directors authorized the issuance.

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

Magnum d’Or Resources Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
December 31, 2009
(Unaudited)

During December 2009, the Company issued, in lieu of cash, 500,000 shares of common stock, valued at $715,000 for satisfaction of certain accounts payable for previous services rendered by consultants of the Company for professional and contract services.

During December 2009, the Company rescinded 400,000 shares of common stock previously issued in connection with the asset acquisition due to breach of the agreement entered into.  The common stock rescinded was valued at $472,000, or $1.18 per share, based on the value at the date of issuance.

Note 5 – Preferred Stock

During August 2009, the Company issued, in lieu of cash, an aggregate of 30,000,000 shares of Series B preferred stock to the Chief Executive Officer and a consultant valued at $16,800,000 or $0.56 per share.  The valuation was based on an analysis report performed by an independent valuation expert who utilized a market approach to value the securities. The stock was issued in lieu of cash bonus and performance payments.

Note 6 – Secured Convertible Note Financing

On December 18, 2009 the Company entered into an agreement with Chardan Capital Markets, LLC as exclusive placement agent to procure equity based financing for the Company.  On December 23, 2009 the Company completed an agreement with Cranshire Capital, LP and other entities involving the issuance of $3,500,000 of 9% secured convertible notes payable due in one year, plus warrants.  The notes are convertible into the Company’s common shares based upon a fixed conversion price of $1.21, but are subject to full-ratchet anti-dilution protection if the Company sells shares or share-indexed financing instruments at less than the conversion price.  The holders have the option to redeem the notes for cash in the event of defaults and certain other contingent events, including a change in control event and events related to the common stock into which the instrument was convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission. In addition, the Company extended registration rights to the holders that require registration and continuing effectiveness thereof.  In connection with the issuance of the Notes, the Company issued Series A warrants to purchase 2,169,422 shares of the Company's common stock, Series B warrants to purchase 2,892,562 shares of the Company's common stock, and Series C warrants to purchase 2,169,422 shares of the Company's common stock.  The exercise price for the warrants is $1.21 per share, and each class of warrant is exercisable for five, one, and five years, respectively, from the date of issuance.

The Company received net proceeds of $3,415,000 from the financing arrangement.  Incremental, direct financing costs of $295,000, which includes $85,000 withheld from the note balance are included in deferred bond acquisition costs and are subject to amortization using the effective method.  Accumulated amortization of deferred financing costs, which is included in interest expense, during the current quarterly period, amounted to $6,557.

In the Company’s evaluation of the financing arrangement, it was concluded that the conversion features were not afforded the exemption as a conventional convertible instrument due to the anti-dilution protection; and it did not otherwise meet the conditions set forth in current accounting standards for equity classification. Since equity classification is not available for the conversion feature, the Company was required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value (see Note 6). The Company also concluded that the default put required bifurcation because, while puts on debt instruments are generally considered clearly and closely related to the host, the default put is indexed to certain events and premiums that are not associated debt instruments.  The Company combined all embedded features that required bifurcation into one compound instrument that is carried as a component of derivative liabilities. The Company determined that the investor warrants did not meet the conditions for equity classification. Therefore, the investor warrants are also required to be carried as a derivative liability, at fair value.  Derivative financial instruments are carried initially and subsequently at their fair values.

Magnum d’Or Resources Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
December 31, 2009
(Unaudited)

The Company estimated the fair value of the derivative warrants and the compound derivative on the inception dates, and subsequently, using the lattice valuation technique, specifically the binomial model, because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion behavior estimates) that are necessary to fair value complex compound derivative instruments. See Note 7.

Note 7 – Derivative Liabilities

Derivative financial instruments, as defined in ASC 815-10-15-83 Derivatives and Hedging (pre-Codification FAS No. 133 Accounting for Derivative Financial Instruments and Hedging Activities), consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement.  Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, the Company has entered into certain other financial instruments and contracts, such as debt financing arrangements, and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty.  As required by ASC 815, these instruments are required to be carried as derivative liabilities, at fair value, in the financial statements.

The conversion feature of the Company’s $3,500,000 convertible debt as disclosed in Note 6, and the warrants issued with this debt, do not have fixed settlement provisions because their conversion and exercise prices, respectively, may be lowered if the Company issues securities at lower prices in the future.  The Company was required to include the reset provisions in order to protect the debenture holders from the potential dilution associated with future financings.  In accordance with ASC 815-10, the conversion feature of the debentures was separated from the host contract, the debenture, and recognized as an embedded derivative instrument.  Both the conversion feature of the debt and the warrants have been characterized as derivative liabilities. ASC 815-10 requires that the fair value of these liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The Company measures the fair value of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective of measuring fair value. In selecting the appropriate technique, the Company considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For complex derivative instruments, such as embedded conversion options, puts and redemption features embedded in hybrid debt instruments, the Company generally uses a lattice valuation technique, specifically the binomial model, and the Monte Carlo Simulation valuation technique because these techniques embody all of the requisite assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to fair value these more complex instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, the valuation techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.

Information and significant assumptions embodied in the valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of the inception date of the financing (December 23, 2009) are illustrated in the following tables:

	Series A Warrants	Series B Warrants	Series C Warrants
Risk-free interest rate	2.51%	0.41%	2.51%
Expected volatility	69.5%	69.5%	69.5%
Expected life (in years)	5	1	5
Strike price of warrant	$1.21	$1.21	$1.21
Underlying stock price	$1.165	$1.165	$1.165

Embedded Conversion Derivative
Risk-free interest rate	0.41%
Expected volatility	69.5%
Expected life (in years)	1
Strike price of conversion	$1.21
Underlying stock price	$1.165

Due to the relatively short period of time between the inception date of December 23, 2009 and December 31, 2009, the only significant factor that changed in the derivative liability fair value calculations for the warrants and the embedded conversion derivative is the underlying stock price.  The underlying stock price on December 31, 2009 was $1.05.

The Company’s $3,500,000 convertible debt and related warrants issued give rise to the following derivative liabilities as of December 31, 2009:

	Compound Embedded Derivative	Warrant Derivatives	Total Derivatives
$3,500,000 face value convertible note:	$714,368	$2,268,331	$2,982,699

The following table summarizes the effects on the Company’s income (expense) associated with changes in the fair values of the derivatives liabilities for the three months ended December 31, 2009:

	Compound Embedded Derivative	Warrant Derivatives	Total Derivatives
$3,500,000 face value convertible note:	$148,766	$364,033	$512,799

The following table summarizes the change in the Company’s derivative liabilities for the three months ended December 31, 2009:

Inception date fair value (December 23, 2009)	$3,495,498
Change in value of derivative liability	512,799

Fair value at December 31, 2009	$2,982,699

Magnum d’Or Resources Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
December 31, 2009
(Unaudited)

The Company’s derivative liabilities and derivative gain as of December 31, 2009 are significant to the Company’s consolidated financial statements. The magnitude of derivative gain reflects the following: The market price of the Company’s common stock, which significantly affects the fair value of the derivative financial instruments, experienced material price fluctuations from the inception date to December 31, 2009. The lower stock price on December 31, 2009 compared to the stock price on the inception date had the effect of significantly decreasing the fair value of the derivative liabilities and, accordingly, the Company was required to adjust the derivatives to these lower values with charges to derivative income.

Note 8 – Asset Retirement Obligations

The Company has recorded estimated asset retirement obligations related to the restoration of its Colorado land. These obligations were acquired in connection with the Company’s August 2009 acquisition of properties in Colorado. The Company’s asset retirement obligation at December 31, 2009 is as follows:

Asset retirement obligations at September 30, 2009	$-
Adjustment to estimate	52,619
Accretion expense	-

Asset retirement obligations at December 31, 2009	$52,619

Note 9 –Consulting Agreements

The continuation of other agreements with independent financial and business advisors continued through the reporting period. These consultants provide strategic relationships with several business development resources, and such other business matters as deemed necessary by Company management.  The terms of these agreements range from six months to several years. Under the terms of several of these agreements the Company shall from time to time, pay to the consultant such compensation as shall be mutually agreed to between the parties. Under the terms of others, these agreements specify a fixed obligation by the Company to pay the consultant, either in cash or Company stock, at the discretion of the Company.  Under the terms of these agreements, during fiscal year 2009 the consultants received 1,042,500 shares of common stock from the Company’s 2007 Consultant Stock Option, SAR and Stock Bonus Plan. The total value of the services was $172,525 which was recorded as consulting expense in the accompanying condensed consolidated statement of operations and comprehensive loss for the three months ended December 31, 2008. None of the $172,525 in consulting compensation is capitalized at December 31, 2009.

During December 2008, the Company commenced with the consulting portion of a broader agreement entered into in October 2008.  The agreement calls for a monthly advisory fee of $7,000 to a consultant which continues in 2010.
In accordance with this agreement, $21,000 was charged to expense in the statement of operations for the three months ended December 31, 2009.

Note 10 – Warrants

The following table summarizes certain information about the Company’s stock purchase warrants (including the warrants discussed in Notes 6 and 7).

Magnum d’Or Resources Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
December 31, 2009
(Unaudited)

	Number of Warrants	Weighted Ave. Exercise Price

Warrants outstanding, September 30, 2009	350,000	$1.00
Warrants granted	7,231,406	$1.21
Warrants exercised	(300,000)	$1.00
Warrants expired/cancelled	(50,000)	$1.00

Warrants outstanding, December 31, 2009	7,231,406	$1.21

The warrants issued and outstanding as of December 31, 2009 are considered derivative liabilities and the valuation factors are disclosed in Note 7.

Note 11 – Commitments and Contingencies

License and royalty agreement

In October 2008, the Company entered into an agreement with a Malaysian company that specializes in developing rubber compounds, processing techniques, and specialized equipment for processing scrap rubber and producing specialty compounds. License, patent, and royalty expenses associated with this contract include payments aggregating $130,031 through December 31, 2009 and have been included in the accompanying condensed consolidated statement of operations and comprehensive loss as operating expenses.

Note 12 -  Operating and Capital Leases

The Company entered into a building lease agreement on September 1, 2008 to lease 98,535 square feet of a commercial building in Magog, Quebec, Canada for the purpose of processing scrap rubber and tires. The term of this lease is five years, with annual rent equal to $2.25 per square foot (approximately $204,000, or $17,000 per month) for the first year, with annual base rent escalations of $1.00 per square foot, resulting in annual rent in the fifth year of $5.75 per square foot (approximately $567,000, or $47,250 per month). The Company is also responsible for real estate taxes, utilities and other general maintenance of the premises.

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

Magnum d’Or Resources Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
December 31, 2009
(Unaudited)

Minimum future lease payments as of December 31, 2009 are payable as follows:

Year Ending	Operating Lease	Capital Leases

September 30, 2010 (remaining)	$237,371	$17,090

September 30, 2011	411,443	22,786

September 30, 2012	506,391	22,786
September 30, 2013	543,975	22,786

	$1,699,180	$85,448

Lease expenses for the quarter ending December 31, 2009 and 2008 were $121,382 and $86,414.

Note 13 - Subsequent Events

The Company has evaluated subsequent events through February 16, 2010, the date the financial statements were issued, and has concluded that no recognized and one non-recognized subsequent event has occurred since the quarter ended December 31, 2009 as detailed below.

During the month of January 2010 the Company entered into equipment purchase and installation contracts with JECC Mecanique Ltee of Quebec, Canada to procure, fabricate, deliver, and install systems and components for its facilities in Magog, Canada and Hudson, Colorado.  Costs of these contracts total $1,676,607 and consist of $750,000 in deposits, full payments in the amount of $179,144, and a balance of $747,463 upon delivery of remaining equipment.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Information

This quarterly report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements relate to future events or to our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. There are a number of factors that could cause our actual results to differ materially from those indicated by such forward-looking statements. See our annual reports on Form 10-K for the years ended September 30, 2009 and 2008.

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

General

The Company is currently engaged in the business of providing modified sources of recycled rubber products, reconstituted rubber derivatives, and rubber powders to various distributors and manufacturers. It currently has two production facilities located in Magog, Quebec, Canada and Hudson, CO and is pursuing expansion and development of additional facilities.

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

The Company currently processes discarded tires and scrap rubber into modified sources of recycled rubber products, reconstituted rubber derivatives, and rubber powders.  These products are then sold to various distributors and manufacturers. The Company has two production facilities located in Magog, Quebec, Canada and Hudson, CO.

Results of Operations

The following discussion and analysis summarizes the results of operations of the Company for the three-month periods ended December 31, 2009 and 2008.

Comparison of the three months ended December 31, 2009 and 2008

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

For the three month period ended December 31, 2009 compared to the three month period ended December 31, 2008, the Company had a net loss of $2,576,551 versus a loss of $4,955,785, respectively, equating to a 48% decrease in net loss. The costs are further delineated as follows:

For the three month period ended December 31, 2009 compared to the three month period ended December 31, 2008, the Company experienced the following changes respectively; Officer compensation decreased 70% to $123,706 from $418,612; consulting fees decreased 59% from $4,138,540 to $1,690,867; legal and other professional fees increased 329% from $95,571 to $409,715; general and administrative expenses increased 321% from $41,544 to $174,986; and, interest expense increased 54% from $113,042 to $174,041.

During the first fiscal quarter ended December 31, 2009 the Company had a net loss of $0.04 per share compared to a net loss of $0.16 per share during the same period in 2008.

Liquidity and Capital Resources

At December 31, 2009, the Company had total assets of $17,386,867, comprised of $2,938,054 in cash, $12,934 in receivables, $3,105,205 in prepaid expenses, $3,513,692 in property and equipment, $7,022,891 in inventory and $439,098 in equipment and utility deposits.  In addition, the company has working capital of $3,453,132, and showed $651,175 of net cash used in operating activities.

In contrast, on September 30, 2009, the Company had total assets of $11,210,977, comprised of $57,844 in cash, $19,708 in receivables, $6,997,207 in inventory, $66,550 in liens, $408,311 in prepaid expenses, and $3,242,466 in property, plant and equipment.  In addition, the company has a working capital deficit of $3,704,149, and a negative cash flow from operations of $1,740,446. The increase in assets is due primarily to the acquisition of equipment and the decrease in capital deficit is due to debt financing activities.

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

Additional funds have been procured by management. We cannot provide any assurance that any additional funds will be made available on acceptable terms or in timely fashion.

Recently Issued Accounting Standards

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). Also refer to FASB ASC 810-10-65, Consolidation – Overall – Transition and Open Effective Date Information. This guidance relates to the consolidation of variable interest entities. It eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This guidance also requires additional disclosures about an enterprise’s involvement in variable interest entities. This guidance is effective as of the beginning of an entity’s fiscal year, and interim periods within the fiscal year, beginning after November 15, 2009. The Company will adopt this guidance in the first quarter of fiscal 2011. The Company is currently evaluating the potential impact, if any, of this guidance on its consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition – Multiple Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 updates the existing multiple-element revenue arrangements guidance currently included in FASB ASC 605-25. The revised guidance provides for two significant changes to the existing multiple-element revenue arrangements guidance. The first change relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This change will result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. Together, these changes will result in earlier recognition of revenue and related costs for multiple-element arrangements than under previous guidance. This guidance also expands the disclosures required for multiple-element revenue arrangements. Effective for interim and annual reporting periods beginning after December 15, 2009. The Company is currently evaluating the potential impact, if any, of this guidance on its consolidated financial statements.

From time to time, new accounting pronouncements are issued by the FASB that are adopted by the Company as of the specified effective date. If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s consolidated financial statements upon adoption.

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

Business Interruption

The Company believes that its success and future results of operations will be significantly dependent upon its ability to provide prompt and efficient service to its customers. As a result, any disruption of the Company’s day-to-day operations could have a material adverse effect upon the Company and any failure of the Company’s management and manufacturing systems, distribution arrangements or communication systems could impair its ability to receive and process customer orders and ship products on a timely basis.

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

Our management evaluated, with the participation of our Principal Executive Officer and Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. These matters persist despite our having developed and partially implemented a plan to ensure that all information will be recorded accurately, processed effectively, summarized promptly and reported on a timely basis. Our plan to date has involved, in part, reallocation of responsibilities among officers, including the hiring of a new accounting consultant who is a Certified Public Accountant. One of several specific additional steps that the Company believes it must undertake is to retain a consulting firm to, among other things, design and implement adequate systems of accounting and financial statement disclosure controls during the current fiscal year to comply with the requirements of the SEC. We believe that the ultimate success of our plan to improve our disclosure controls and procedures will require a combination of additional financial resources, outside consulting services, legal advice, additional personnel, further reallocation of responsibility among various persons, and substantial additional training of those of our officers, personnel and others, including certain of our directors such as our Chairman of the Board, who are charged with implementing and/or carrying out our plan. It should also be noted that the design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is a description of all equity securities sold by the Company during the quarter ended December 31, 2009 that were not registered under the Securities Act or were not previously disclosed by the Company in a Current Report on Form 8-K.

Date	Title	Person or Class	Amount	Condsideration
October 2009	Common Stock	Catalano, Caboor & Company	100,000	Professional fees
October 2009	Common Stock	Consultants	3,100,000 (1)	Consulting Services
October 2009	Common Stock	USA Master Web Advisors	753,097	Shareholder advances
October 2009	Common Stock	Maritza Mesa	250,000	Warrant exercise
October 2009	Common Stock	Maritza Mesa	39,005	Payment of interest
October 2009	Common Stock	Green Spirits Managerial Consultants	176,991	Payment of loan
October 2009	Common Stock	Archie Blackburn	70,497	Payment of interest
October 2009	Common Stock	Henry Carlson	50,000	Warrant exercise
October 2009	Common Stock	Henry Carlson	7,830	Payment of interest
November 2009	Common Stock	Consultants	1,650,000 (1)	Consulting Services
November 2009	Common Stock	Marc Boulerice	25,000	Bonus
December 2009	Common Stock	Bryan Brammer	500,000	Bonus
(1)	Subsequently cancelled 1,000,000 shares on 12/22/09.

Advances from Stockholders

The Company was advanced a total of $1,051,000 from current stockholders during 2009.  The advances were made as interest free loans to be paid back shortly after the closing of the purchase of the Company’s Hudson, CO facility.  These loans are general unsecured obligations by the Company.  On October 20, 2009, the Company issued in lieu of cash, 930,088 shares of common stock valued at $1,051,000 to repay the cash advances to the Company.  This fulfilled complete repayment of the outstanding advance balances.

The issuances set forth in this Item 2 were granted based on exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D and applicable state laws.  These issuances qualified for this exemption from registration because (i) the Company did not engage in any general solicitation or advertising to market the securities; (ii) the securities were issued to a person with knowledge and experience in financial and business matters so that he/she is capable of evaluating the merits and risks of an investment in the Company; (iii) the persons who acquired these shares acquired them for their own accounts; and (iv) the certificates representing these shares will bear a restricted legend providing that they cannot be sold except pursuant to an effective registration statement or an exemption from registration.

MAGNUM D’OR RESOURCES, INC.
Exhibits

Item 6.  Exhibits

Exhibit No.

3.1	Articles of Incorporation, as amended (1)
3.2	Certificate of Designation of the Company filed October 21, 2005 with the State of Nevada (2)
3.3	Certificate of Designation of the Company filed January 5, 2010 with the State of Nevada (3)
3.10	ByLaws (4)
4.1	Securities Purchase Agreement dated December 21, 2009. (5)
4.2	Form of Senior Secured Convertible Note (5)
4.3	Form of Security Agreement (5)
4.4	Form of Registration Rights Agreement (5)
4.5	Form of Guaranty Agreement (5)
4.6	Form of Series A Warrant (5)
4.7	Form of Series B Warrant (5)
4.8	Form of Series C Warrant (5)
4.7	Promissory Note issued March 16, 2009 to Simco Group (6)
10.1	Consulting Agreement between Magnum and Chad A. Curtis dated January 1, 2008. (7)
10.2	Employment Agreement between Magnum and Joseph Glusic dated January 1, 2008. (7)
10.3	2007 Consultant Stock Option, SAR and Stock Bonus Plan (8)
10.4	2009 Consultant Stock Option, SAR and Stock Bonus Plan (9)
10.7	Service Agreement between Magnum and National Sale and Supply (NSS, LLC) dated January 28, 2008 (10)
10.8	Service Agreement between Magnum and National Sale and Supply (NSS, LLC) dated February 4, 2008 (11)
10.9	Service Agreement between Magnum and National Sale and Supply (NSS, LLC) dated June 2, 2008. (12)
10.10	Consulting Agreement between Magnum and Michel Boux dated March 1, 2008. (13)
10.11	Agreement between Magnum and Gopinath B. Sekhar, Regal Carriage Sdn Bhd, Sekhar Research Innovations Sdn Bhd dated October 10, 2008. (14)
10.12	Lease Agreement of Magog recycling plant in Ontario, Canada (15)
10.13	Agreement to purchase equipment for Magog recycling plant (15)
10.14	Entry into a Material Definitive Agreement, “Magnum D'Or Resources (MDOR) Executes a Securities Purchase Agreement that Provides $3.5MM in Convertible (16)
31	Certification of the Chief Executive Officer and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certification of the Chief Executive Officer and chief financial officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*Filed herein.
(1) Previously filed with the registration statement on Form S-1 filed with the Securities and Exchange Commission on February 5, 2010.
(2) Previously filed with the registration statement on Form S-1 filed with the Securities and Exchange Commission on February 5, 2010.
(3) Previously filed with the registration statement on Form S-1 filed with the Securities and Exchange Commission on February 5, 2010.
(4) Previously filed with the registration statement on Form S-1 filed with the Securities and Exchange Commission on December 31, 1999.
(5) Previously filed with the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2009.

(6) Previously filed with the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2009.
(7) Previously filed with the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2008.
(8) Previously filed with the registration statement on Form S-8 filed with the Securities and Exchange Commission on December 28, 2007.
(9) Previously filed with the registration statement on Form S-8 filed with the Securities and Exchange Commission on June 29, 2009.
(10) Previously filed with the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2008.
(11) Previously filed with the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2008.
(12) Previously filed with the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2008.
(13) Previously filed with the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 2008.
(14) Previously filed with the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 17, 2008.
(15) Previously filed with the Quarterly Report on Form 10QSB filed with the Securities and Exchange Commission on August 19, 2008.
(16) Previously filed with the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 16, 2010	Magnum d’Or Resources, Inc.

By: /s/ Joseph J. Glusic
Joseph J. Glusic, Chief Executive Officer, President and Chief Financial Officer and Principal Accounting Officer